Form 10-Q
period 2015-06-30
Care Capital Properties, Inc.
filed 2015-09-09
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37356

Care Capital Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1781195 (I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 2900
Chicago, Illinois
(Address of Principal Executive Offices)
60654
(Zip Code)
(312) 881-4700
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 31, 2015:
Common Stock, $0.01 par value	83,675,534

CARE CAPITAL PROPERTIES, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands)
Assets
Real estate investments:
Land and improvements	$282,034	$249,504
Buildings and improvements	2,848,646	2,446,688
Construction in progress	16,713	10,433
Acquired lease intangibles	96,929	87,194
	3,244,322	2,793,819
Accumulated depreciation and amortization	(659,534)	(602,578)
Net real estate property	2,584,788	2,191,241
Net investment in direct financing lease	21,844	21,626
Secured loans receivable, net	5,252	5,249
Net real estate investments	2,611,884	2,218,116
Cash	1,497	2,424
Goodwill	135,736	88,959
Other assets	24,376	22,251
Total assets	$2,773,493	$2,331,750
Liabilities and equity
Liabilities:
Tenant deposits	$59,897	$57,362
Lease intangible liabilities, net	140,942	145,640
Accounts payable and other liabilities	6,812	5,669
Total liabilities	207,651	208,671
Commitments and contingencies
Equity:
Net parent investment	2,561,082	2,118,216
Total CCP equity	2,561,082	2,118,216
Noncontrolling interest	4,760	4,863
Total equity	2,565,842	2,123,079
Total liabilities and equity	$2,773,493	$2,331,750

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Rental income, net	$78,805	$75,030	$156,505	$149,428
Income from investments in direct financing lease and loans	853	836	1,725	1,686
Interest and other income	62	—	63	1
Total revenues	79,720	75,866	158,293	151,115
Expenses:
Depreciation and amortization	34,593	23,254	65,834	49,612
General, administrative and professional fees	5,883	6,109	12,283	12,602
Merger-related expenses and deal costs	507	403	3,755	403
Other	690	448	1,105	1,436
Total expenses	41,673	30,214	82,977	64,053
Net income	38,047	45,652	75,316	87,062
Net income attributable to noncontrolling interest	64	45	112	90
Net income attributable to CCP	$37,983	$45,607	$75,204	$86,972

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2015 and the Year Ended December 31, 2014
(Unaudited)
(In thousands)

Balance, January 1, 2014	$2,191,300
Net income attributable to CCP	157,595
Net change in noncontrolling interest	(236)
Net distribution to parent	(225,580)
Balance, December 31, 2014	2,123,079
Net income attributable to CCP	75,204
Net change in noncontrolling interest	(103)
Net contribution from parent	367,662
Balance, June 30, 2015	$2,565,842

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$75,316	$87,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,810	47,574
Amortization of above and below market lease intangibles, net	(4,671)	(6,363)
Accretion of direct financing lease	(651)	(582)
Amortization of leasing costs and other intangibles	2,024	2,038
Straight-lining of rental income, net	(79)	(112)
Other	(67)	(53)
Changes in operating assets and liabilities:
Increase in other assets	(2,411)	(1,421)
Increase (decrease) in tenant deposits	2,535	(2,423)
Decrease in accounts payable and other liabilities	(2,250)	(483)
Net cash provided by operating activities	133,556	125,237
Cash flows from investing activities:
Net investment in real estate property	(268,582)	(10,210)
Investment in loans receivable	—	(564)
Proceeds from real estate disposals	10	—
Proceeds from loans receivable	686	604
Capital expenditures	(14,773)	(6,199)
Net cash used in investing activities	(282,659)	(16,369)
Cash flows from financing activities:
Distributions to noncontrolling interest	(215)	(208)
Net contribution from (distribution to) parent	148,391	(108,663)
Net cash provided by (used in) financing activities	148,176	(108,871)
Net decrease in cash	(927)	(3)
Cash at beginning of period	2,424	2,167
Cash at end of period	$1,497	$2,164

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Description of Business
Care Capital Properties, Inc. (together with its subsidiaries, “CCP”) is a recently formed Delaware corporation that was created to hold the post-acute/skilled nursing facility (“SNF”) portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”).
As of June 30, 2015, CCP was a wholly owned subsidiary of Ventas. Prior to or concurrently with CCP’s separation from Ventas, which was completed on August 17, 2015, Ventas engaged in certain reorganization transactions that were designed to consolidate the ownership of its interests in 355 properties and certain loans receivable that comprise the CCP Business and transfer such interests to CCP. The separation was effected by means of a pro rata distribution of all of the outstanding shares of CCP common stock owned by Ventas to the holders of Ventas common stock as of the close of business on August 10, 2015. Unless otherwise indicated or except where the context otherwise requires, references to “we,” “us,” or “our” refer to the CCP Business after giving effect to the transfer of the assets and liabilities from Ventas in connection with the separation.
At the time of the separation and distribution, CCP had not conducted any business as a separate company and had no material assets or liabilities. Subsequent to the distribution, we expect to operate as a real estate investment trust (“REIT”) with a diversified portfolio of SNFs and other healthcare properties located throughout the United States. The operations of the CCP Business transferred to CCP by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in Ventas’s books and records. The unaudited combined consolidated financial statements in this Quarterly Report on Form 10-Q reflect Ventas’s interest in 358 properties (including two properties that were not transferred to CCP as part of the separation, one property that was sold during the second quarter of 2015 and six properties that were classified as held for sale as of June 30, 2015). We also originate and manage a small portfolio of secured and unsecured loans, made primarily to SNF operators or secured by SNF assets.
The accompanying combined consolidated financial statements have been prepared on a standalone basis and are derived from Ventas’s consolidated financial statements and accounting records. The combined consolidated financial statements reflect our financial position, results of operations and cash flows as the CCP Business was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”).
Our equity balance (net parent investment) in the combined consolidated financial statements represents the excess of total assets over total liabilities, including the intercompany balances between CCP and Ventas. Net parent investment is primarily impacted by contributions from Ventas, which are the result of treasury activities and net funding provided by or distributed to Ventas prior to the separation.

Note 2—Accounting Policies
The accompanying combined consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying combined consolidated financial statements and related notes should be read in conjunction with the audited combined consolidated financial statements and notes thereto included therein.
Principles of Combination and Consolidation and Basis of Presentation
The accompanying historical combined consolidated financial statements of the CCP Business do not represent the financial position and results of operations of a legal entity, but rather a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements and reflect significant assumptions and allocations. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net income attributable to noncontrolling interests.
The combined consolidated financial statements include the attribution of certain assets and liabilities that have historically been held at the Ventas corporate level, but which are specifically identifiable or attributable to us. All transactions between Ventas and CCP are considered to be effectively settled in the combined consolidated financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected as net

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

contribution from or distribution to parent in the combined consolidated statements of cash flows as a financing activity and in the combined consolidated balance sheet as net parent investment. No other related party transactions or relationships are reflected in the combined consolidated financial statements.
The combined consolidated financial statements include an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata primarily on the basis of revenue, headcount or other measures. We consider the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for the periods presented. We believe that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable. However, the combined consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a standalone company during the periods presented, nor are they necessarily indicative of our future results of operations, financial position or cash flows.
Noncontrolling Interest
We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interest and classify this interest as a component of consolidated equity, separate from total CCP equity, on our combined consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through net parent investment. In addition, we include net income attributable to the noncontrolling interest in net income in our combined consolidated statements of income.
As of June 30, 2015 and 2014, we had controlling interest in two joint venture entities that owned a total of six SNFs. The noncontrolling interest ownership percentages for these joint ventures at June 30, 2015 were 6.82% and 49%, respectively.
Accounting Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.
Net Real Estate Property
Our investment in net real estate property is recorded on our combined consolidated balance sheets at historical cost. These real estate assets are initially measured upon their acquisition. We account for acquisitions using the acquisition method and allocate the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date.

•
Land—We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio.

•
Buildings—We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years.

•
Other tangible fixed assets—We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets' estimated remaining useful lives as determined at the applicable acquisition date.

•
In-place lease intangibles—The value of in-place leases reflects our estimate of the cost to obtain tenants and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize these intangibles through amortization expense over the remaining life of the associated lease plus assumed bargain renewal periods, if any.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Market lease intangibles—We estimate the value of any above and/or below market leases by discounting the difference between the estimated market rent and in-place lease rent. We amortize these intangibles to revenue over the remaining life of the associated lease plus any assumed bargain renewal periods, if any. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease-related intangibles associated with that lease in operations at that time.

•
Purchase option intangibles—We estimate the fair value of purchase option intangible liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale.

•	Goodwill—Goodwill represents the excess of the purchase price paid over the fair value of the net assets of the acquired business. We do not amortize goodwill.
Impairment of Long-Lived and Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to the retention or disposition of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize any shortfall from carrying value as an impairment loss in the current period. We recognized impairments of $7.7 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $12.9 million and $4.5 million for the six months ended June 30, 2015 and 2014, respectively, which are recorded primarily as a component of depreciation and amortization.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset's carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of the reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, real estate investments and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon level three inputs in the fair value hierarchy (as described below), such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Assets Held for Sale
We may sell properties from time to time for various reasons, including favorable market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Investment in Direct Financing Lease
We own one SNF under a lease agreement that is classified as a direct financing lease, as there is a tenant purchase obligation at the end of the lease term. The net investment in direct financing lease is recorded as a receivable on our combined consolidated balance sheets and represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. The carrying amount of our net investment in direct financing lease was $21.8 million and $21.6 million as of June 30, 2015 and December 31, 2014, respectively. Income from our net investment in direct financing lease was $0.6 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively.
Loans Receivable
We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings. We do not establish a valuation allowance at the acquisition date, as the amount of estimated future cash flows reflects our judgment regarding their uncertainty. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using the effective interest method over the life of the applicable loan. We immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance, as appropriate. We regularly evaluate the collectability of loans receivable based on factors such as corporate and facility-level financial and operational reports, compliance with financial covenants set forth in the applicable loan agreement, the financial strength of the borrower and any guarantors, the payment history of the borrower and current economic conditions. If our evaluation of these factors indicates it is probable that we will not be able to collect all amounts due under the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.
Centralized Cash Management
We and our wholly owned subsidiaries have historically been subject to Ventas’s centralized cash management system. All payments have been controlled and made by Ventas resulting in intercompany transactions between us and Ventas that do not settle in cash. The net effect of these intercompany transactions is reflected in net contribution from or net distribution to parent on our combined consolidated statements of cash flows and combined consolidated statements of equity.
The cash balances contained in our combined consolidated balance sheets relate to our joint venture entities that do not participate in the centralized cash management system.
Tenant Deposits
Tenant deposits consist of security deposits and amounts provided by our tenants for future real estate tax and insurance expenditures and tenant improvements related to our properties and their operations.
Fair Values of Financial Instruments
Fair value is a market-based measurement, not an entity-specific measurement, and we determine fair value based on the assumptions that we expect market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates and yield curves. Level three inputs are unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We use the following methods and assumptions in estimating the fair value of our financial instruments.

•	Cash—The carrying amount of unrestricted cash reported on our combined consolidated balance sheets approximates fair value.

•
Loans receivable—We estimate the fair value of loans receivable using level two and level three inputs: we discount future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

Revenue Recognition
Triple-Net Leased Properties
Certain of our triple-net leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our combined consolidated balance sheets.
Our remaining leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
We recognize income from rent, lease termination fees and all other income when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates it is probable that we may not be able to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we may not be able to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Loans
We recognize interest income from loans, including discounts and premiums, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to or less than our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal Income Tax
Ventas has elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, Ventas is not generally subject to federal income tax. We intend to elect to be treated as a REIT under the applicable provisions of the Code subsequent to the distribution, beginning with the year ending December 31, 2015.
Segment Reporting
As of June 30, 2015 and December 31, 2014, we operated through a single reportable business segment: triple-net leased properties. We invest in SNFs and other healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses.
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This election is irrevocable.

Note 3—Triple-Net Lease Arrangements
As of June 30, 2015, Senior Care Centers, LLC (together with its subsidiaries, “SCC”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 14.2% and 10.0% respectively, of our real estate investments based on gross book value. Our properties were located in 37 states as of June 30, 2015, with properties in one state (Texas) accounting for more than 10% of our total revenues for the three months then ended.
For the three months ended June 30, 2015 and 2014, approximately 11.9% and 1.4%, respectively, of our total revenues were derived from our lease agreements with SCC, and approximately 11.0% and 8.4%, respectively, of our total revenues were derived from our lease agreements with Avamere. Each of our leases with SCC and Avamere is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.
If SCC or Avamere becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline. We cannot assure you that SCC or Avamere will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any failure, inability or unwillingness by SCC or Avamere to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity. We also cannot assure you that SCC or Avamere will elect to renew its respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our straight-line rent receivable balance was $0.8 million and $0.8 million, net of allowances of $74.9 million and $58.0 million, as of June 30, 2015 and December 31, 2014, respectively. We recognized charges for straight-line rent allowances within rental income, net in our combined consolidated statements of income of $6.6 million and $4.8 million for the three months ended June 30, 2015 and 2014, respectively, and $13.6 million and $9.0 million for the six months ended June 30, 2015 and 2014, respectively.

Note 4—Acquisitions of Real Estate Property
In January 2015, Ventas completed the acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which included 14 SNFs, two specialty hospitals and four seniors housing properties that were transferred to us in connection with the separation. Also in January 2015, Ventas completed the acquisition of 12 SNFs for an aggregate purchase price of $234.9 million, all of which were transferred to us in connection with the separation.
Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC 805. Our initial accounting for acquisitions completed during the six months ended June 30, 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

(In thousands)
Land and improvements	$29,171
Buildings and improvements	341,552
Acquired lease intangibles	8,936
Goodwill (1)	46,060
Other assets	495
Total assets acquired	426,214
Tenant deposits	3,303
Lease intangible liabilities	3,729
Accounts payable and other liabilities	2,131
Total liabilities assumed	9,163
Net assets acquired	417,051

(1)	Goodwill was allocated to us on a relative fair value basis from total goodwill recognized by Ventas in connection with the HCT acquisition.

The estimated fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment from the amounts reported in ‘‘Note 4—Acquisitions of Real Estate Property’’ of the Notes to Combined Consolidated Financial Statements for the three months ended March 31, 2015, included in the Information Statement dated July 31, 2015, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on August 5, 2015 (the “Information Statement”). Such changes are due primarily to reclassification adjustments for presentation and adjustments to our preliminary valuation assumptions that based on more accurate information concerning the subject assets and liabilities.
Transaction Costs
As of June 30, 2015, we had incurred a cumulative total of $5.0 million of acquisition-related costs related to the acquisitions completed during the six months ended June 30, 2015. All of these costs were expensed as incurred and included in merger-related expenses and deal costs in our combined consolidated statements of income for the applicable periods. For the six months ended June 30, 2015 and 2014, we expensed $3.6 million and $0.4 million, respectively, of these acquisition-related costs related to the acquisitions completed during the six months ended June 30, 2015. Transaction costs incurred by Ventas relating to the HCT acquisition were allocated to us based on relative property net operating income (“NOI”).

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate Revenue and NOI
For the six months ended June 30, 2015, aggregate revenues and NOI derived from our 2015 real estate acquisitions during our period of ownership were both $12.9 million. In May 2015, we amended certain terms of a master lease agreement, including contractual rents, with the operator of eleven acquired properties, and we are in the process of re-leasing one acquired hospital to another operator.
Unaudited Pro Forma
The following table illustrates the effect on revenues and net income attributable to CCP as if we had consummated the acquisitions completed during the six months ended June 30, 2015 as of January 1, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues	$80,424	$83,797	$160,094	$166,977
Net income attributable to CCP	38,382	49,263	76,084	94,284
Acquisition-related costs related to our completed 2015 acquisitions are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies that may be achieved in the acquisitions, any reduction in our borrowing costs resulting from the acquisitions or any strategies that management may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions or dispositions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Note 5—Loans Receivable
Below is a summary of our loans receivable as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Secured loans receivable, net	$5,252	$5,149	$5,249	$5,174
Unsecured loans receivable, net	4,018	3,885	4,242	4,106
Secured loans receivable, net represents one loan that has a stated interest rate of 9.75%, matures in 2018 and is secured by one SNF located in Florida.
Fair value estimates as reflected in the table above are subjective in nature and based upon several important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Intangibles
The following is a summary of our intangibles as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$64,516	11.3	$60,251	11.1
In-place lease intangibles	32,413	13.1	26,943	12.9
Accumulated amortization	(40,169)	N/A	(35,221)	N/A
Goodwill	135,736	N/A	88,959	N/A
Net intangible assets	$192,496	11.9	$140,932	11.7
Intangible liabilities:
Below market lease intangibles	$197,828	15.1	$198,170	15.2
Above market ground lease intangibles	1,907	53.4	—	—
Accumulated amortization	(68,144)	N/A	(61,882)	N/A
Purchase option intangibles	9,351	N/A	9,352	N/A
Net intangible liabilities	$140,942	15.7	$145,640	15.2

N/A—Not Applicable.
Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our combined consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our combined consolidated balance sheets. For the six months ended June 30, 2015 and 2014, our net amortization related to these intangibles was $3.3 million and $4.7 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2015 and the subsequent four years is as follows: remainder of 2015 - $3.0 million; 2016 - $6.2 million; 2017 - $6.1 million; 2018 - $5.8 million; and 2019 - $6.1 million.

Note 7—Other Assets
The following is a summary of our other assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$845	$766
Unsecured loans receivable, net	4,018	4,242
Deferred lease costs	9,306	9,970
Assets held for sale	7,563	5,229
Other, net	2,644	2,044
Total other assets	$24,376	$22,251

Note 8—Litigation
We are involved from time to time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our tenants and, in some cases, their affiliates may be required by the terms of their leases and other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims arising in the ordinary course of their business and related to the operations of our properties. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates may be required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, a portion of the purchase price consideration is held in escrow for a specified period of time as collateral for these indemnification obligations. We cannot provide any assurance that our tenants, their affiliates or other obligated third parties will defend us in any such matters, that our tenants, their affiliates or other obligated third parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification.

Note 9—Subsequent Events

Acquisitions
On August 14, 2015, we completed our previously disclosed acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of CCP common stock. If the value of the common stock issued to the sellers based on the volume-weighted average price (“VWAP”) of the common stock over the 30 days immediately prior to the six-month anniversary of the closing of the acquisition is less than approximately $11.5 million, we have agreed to issue additional shares of common stock to the sellers such that the total value of all shares issued to the sellers, based on that VWAP, is equal to approximately $11.5 million, except that the number of additional shares issued after the closing of the acquisition shall not exceed the number of shares issued at the closing.
On September 1, 2015, we completed the acquisition of eight SNFs and one assisted living facility and simultaneously entered into a long-term master lease with SCC to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million. We funded this transaction through borrowings under our Revolver and Term Loans (as defined below).
Purchase Option Notice
In July 2015, one of our operators notified us of its intention to exercise its purchase options with respect to seven SNFs. Such transactions remain subject to various closing conditions and, if completed, are expected to occur in 2016.
Unsecured Revolving Credit Facility and Term Loans
On August 17, 2015, Care Capital Properties, LP, a wholly owned subsidiary of CCP (“Care Capital LP”), as borrower, and CCP, Care Capital Properties GP, LLC and certain subsidiaries of Care Capital LP, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of banks identified therein, as lenders, Bank of America, N.A., as administrative agent (the “Administrative Agent”), Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC and Citizens Bank, National Association, as Swing Line Lenders and L/C Issuers, and various agents identified therein.
The Credit Agreement is comprised of a $600 million unsecured revolving credit facility (the “Revolver”), a $600 million unsecured term loan and an $800 million unsecured term loan (collectively, the “Term Loans” and together with the Revolver, the “Facility”). The Revolver, which was undrawn at the closing of the Facility, has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million and $800 million Term Loans mature in August 2017 and August 2020, respectively. The Credit Agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion.
Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s leverage or, if applicable, unsecured long-term debt ratings. At the closing of the Facility, the applicable margin was 1.70% for Revolver borrowings and 1.60% for Term Loan borrowings.
Spin-off from Ventas
Effective as of 11:59 p.m. on August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of CCP common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock is listed on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 17, 2015, we entered into a separation and distribution agreement with Ventas, as well as a transition services agreement, a tax matters agreement, and an employee matters agreement with Ventas contemplated by the separation and distribution agreement, to provide a framework for our relationship with Ventas following the separation and distribution. A summary of the material terms of these agreements are set forth in the Information Statement.
Pursuant to the separation and distribution agreement, we transferred approximately $1.3 billion of the proceeds from borrowings under the Term Loans to Ventas.
Under the transition services agreement, Ventas has agreed to provide us with various accounting, tax and information technology services on a transitional basis until August 31, 2016 in exchange for a service fee of $2.5 million, payable in four quarterly installments.
Disposition
On August 18, 2015, we sold one SNF, which was classified as held for sale as of June 30, 2015, for proceeds of $1.5 million.
Equity
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock has been reserved for issuance under the Plan.
Dividends
On September 2, 2015, our board of directors declared a full third quarter dividend in the amount of $0.57 per share, payable in cash on September 30, 2015 to the holders of CCP common stock as of September 14, 2015.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our or our tenants’ or borrowers’ expected future financial condition or performance, dividends or dividend plans, business strategies, acquisitions or other investment opportunities, dispositions, continued qualification as a real estate investment trust (“REIT”), and plans and objectives of management for future operations, and statements that include words such as “believe,” “expect,” “anticipate,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed under the heading “Risk Factors” in the Information Statement dated July 31, 2015, filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2015 (the “Information Statement”), and our other filings with the SEC. These factors include without limitation:

•
The ability and willingness of our tenants, borrowers and other third parties to satisfy their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•
The ability of our tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate acquisitions and investments;

•
Macroeconomic conditions such as a disruption of or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default or delay in payment by the United States of its obligations, and changes in the federal or state budgets resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;

•	The nature and extent of future competition, including new construction in the markets in which our properties are located;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our borrowing costs related to future indebtedness as a result of changes in interest rates and other factors;

•
The ability of our tenants to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend future indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2015;

•
The ability and willingness of our tenants to renew their leases with us upon expiration of the leases, our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	Our ability and the ability of our tenants and borrowers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•
The impact of increased operating costs and uninsured professional liability claims on our liquidity, financial condition and results of operations or that of our tenants or borrowers and our ability and the ability of our tenants and borrowers to accurately estimate the magnitude of those claims;

•
Merger and acquisition activity in the healthcare industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants or borrowers or significant changes in the senior management of our tenants or borrowers;

•	The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants or borrowers; and

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings.
Many of these factors are beyond our control and the control of our management.
Company Overview
Care Capital Properties, Inc. (together with its subsidiaries, “CCP”) is a recently formed Delaware corporation that was created to hold the post-acute/skilled nursing facility (“SNF”) portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”).
As of June 30, 2015, CCP was a wholly owned subsidiary of Ventas. Prior to or concurrently with CCP’s separation from Ventas, which was completed on August 17, 2015, Ventas engaged in certain reorganization transactions that were designed to consolidate the ownership of its interests in 355 properties and certain loans receivable that comprise the CCP Business and transfer such interests to CCP. The separation was effected by means of a pro rata distribution of all of the outstanding shares of CCP common stock owned by Ventas to the holders of Ventas common stock as of the close of business on August 10, 2015. Unless otherwise indicated or except where the context otherwise requires, references to “we,” “us,” or “our” refer to the CCP Business after giving effect to the transfer of the assets and liabilities from Ventas in connection with the separation.
At the time of the separation and distribution, CCP had not conducted any business as a separate company and had no material assets or liabilities. The operations of the CCP Business transferred to CCP by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in Ventas’s books and records.
Ventas has elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, Ventas is generally not subject to federal income tax. We intend to elect to be treated under the applicable provisions of the Code subsequent to the distribution, beginning with the year ending December 31, 2015.
The unaudited combined consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q reflect Ventas’s interest in 358 properties (including two properties that were not transferred to CCP as part of the separation, one property that was sold during the second quarter of 2015 and six properties that were classified as held for sale as of June 30, 2015). We also originate and manage a small portfolio of secured and unsecured loans and other investments made primarily to SNF operators or secured by SNF assets.
The combined consolidated financial statements have been prepared on a standalone basis and are derived from Ventas’s consolidated financial statements and accounting records. The combined consolidated financial statements reflect our financial position, results of operations and cash flows as the CCP Business was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”).
Our equity balance (net parent investment) in the combined consolidated financial statements represents the excess of total assets over total liabilities, including the intercompany balances between CCP and Ventas. Net parent investment is primarily impacted by contributions from Ventas, which are the result of treasury activities and net funding provided by or distributed to Ventas prior to the separation.

The following discussion provides information that management believes is relevant to an understanding and assessment of our combined consolidated financial condition and results of operations. You should read this discussion in conjunction with our combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview and Operating Environment
We have a diversified portfolio of SNFs and other healthcare properties operated by private and regional care providers and located throughout the United States. As of June 30, 2015, this portfolio included 100% ownership interests in 351 properties (including two properties that were not transferred to us as part of the spin-off and six properties that were classified as held for sale) and controlling joint venture interests in six properties.
We operate through one reportable business segment: triple-net leased properties. We primarily generate our revenues by leasing our properties to third-party operators under triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of secured and unsecured loans made primarily to SNF operators or secured by SNF assets.
Recent Developments

•
In January 2015, Ventas completed its acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which included 14 SNFs, two specialty hospitals and four seniors housing properties that were transferred to us in connection with the separation. Also in January 2015, Ventas completed the acquisition of 12 SNFs for an aggregate purchase price of $234.9 million, all of which were transferred to us in connection with the separation.

•	In August 2015, we sold one SNF for proceeds of $1.5 million.

•	In August 2015, we completed our previously disclosed acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of CCP common stock.

•
Also in August 2015, we entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of banks that provides for a $600 million unsecured revolving credit facility (the “Revolver”), a $600 million unsecured term loan and an $800 million unsecured term loan (collectively, the “Term Loans” and together with the Revolver, the “Facility”). See “Liquidity and Capital Resources—Unsecured Revolving Credit Facility and Term Loans.” Pursuant to the separation and distribution agreement with Ventas, we transferred approximately $1.3 billion of the proceeds from borrowings under the Term Loans to Ventas.

•
On August 17, 2015, Ventas completed its spin-off of CCP by distributing one share of CCP common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock is listed on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.

•
On September 1, 2015, we completed the acquisition of eight SNFs and one assisted living facility and simultaneously entered into a long-term master lease with Senior Care Centers, LLC (“SCC”) to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million.

•
On September 2, 2015, our board of directors declared a full third quarter dividend in the amount of $0.57 per share, payable in cash on September 30, 2015 to the holders of CCP common stock as of September 14, 2015.

Recent Developments Regarding Government Regulation
On July 16, 2015, the Centers for Medicare & Medicaid Services (“CMS”) published a proposed rule that would revise the requirements that long-term care facilities, including long-term acute care hospitals and skilled nursing facilities, must meet to participate in the Medicare and Medicaid programs. The proposed rule outlines new quality and ethics requirements for facilities participating in Medicare and Medicaid, including, among other things, requirements for training staff, comprehensive person-centered care planning and the addition of behavioral health requirements. If the provisions in the proposed rule are finalized, they would require skilled nursing facilities to: allow residents to choose their own roommates; offer visitation periods; limit bedrooms to no more than two residents; include a toilet, sink and shower in each room; and accommodate residents’ food allergies and religious and cultural preferences. This is a proposed rule and is not final. We are currently analyzing the financial implications of this proposed rule on our operators. We cannot assure you that the final rule issued by CMS will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity (a “Material Adverse Effect”).
Medicare Reimbursement: SNFs
On August 4, 2015, CMS published its final rule updating the prospective payment system for SNFs (“SNF PPS”) for the 2016 fiscal year (October 1, 2015 through September 30, 2016). Under the final rule, the SNF PPS standard federal payment rate would increase by 1.2% in fiscal year 2016, reflecting a 2.3% increase in the market basket index, less a 0.5% productivity adjustment and a 0.6% forecast error adjustment mandated by the Affordable Care Act. CMS estimates that net payments to SNFs as a result of the final rule will increase by approximately $430 million in fiscal year 2016.
We regularly assess the financial implications of CMS’s rules and other federal legislation on the operators of our SNFs, but we cannot assure you that current rules or future updates to SNF PPS or Medicare reimbursement for SNFs will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
State Medicaid Reimbursement: Texas
In August 2015, CMS and the Texas Health and Human Services Commission (“THHC”) began a three-year federal/state partnership to better serve individuals eligible for both Medicare and Medicaid (“Dual Eligible”). THHC entered into agreements with several Medicaid-Medicare Plans (“MMPs”) with the following goals: minimize cost sharing; align incentives; streamline the process for providers; and improve the quality of care. The program, which commenced in August 2015, covers dual eligible individuals located in six of Texas’ most populous counties, and two to three MMPs are assigned to each county. Eligible individuals will be passively enrolled and assigned to an MMP, unless they opt out.
Notably, under the terms of the agreements with the MMPs, skilled nursing services may be provided without a preceding stay in an acute care hospital as long as the stay was authorized by the MMP prior to the stay and the care is clinically appropriate. In addition, patients can be moved from Medicaid to Medicare without sending the patient to an acute care hospital. Potential risks of this program, however, are disruptions in reimbursement payments, complex billing procedures, greater negotiation of service rates that currently mirror RUGs levels and reduced length of stays for skilled nursing services over time.
While we regularly assess the ability of our operators in Texas and elsewhere to be able to operate profitably under these new rules, we cannot assure you that the current rules or future changes to state Medicaid programs will not materially adversely affect our operators in Texas, which, in turn, could have a Material Adverse Effect on us.
Critical Accounting Policies and Estimates
Our historical combined consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Principles of Combination and Consolidation and Basis of Presentation
The accompanying historical combined consolidated financial statements of the CCP Business do not represent the financial position and results of operations of a legal entity but rather a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements and reflect significant assumptions and allocations. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
The combined consolidated financial statements include the attribution of certain asset and liabilities that have historically been held at the Ventas corporate level, but which are specifically identifiable or attributable to us. All transactions between Ventas and the CCP Business are considered to be effectively settled in the combined consolidated financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined consolidated statements of cash flows as a financing activity and in the combined consolidated balance sheets as net parent investment. No other related party transactions or relationships are reflected in the combined consolidated financial statements.
The combined consolidated financial statements include an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata primarily on the basis of revenue, headcount or other measures. We consider the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for the periods presented. We believe that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable. However, the combined consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a standalone company during the periods presented. As a result, historical financial information is not necessarily indicative of our future results of operations, financial position or cash flows.
Impairment of Long-Lived and Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to the retention or disposition of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize any shortfall from carrying value as an impairment loss in the current period.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of the reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon various estimates and assumptions, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Revenue Recognition
Triple-Net Leased Properties
Certain of our triple-net leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our combined consolidated balance sheets.

Our remaining leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
We recognize income from rent, lease termination fees and all other income when all of the following criteria are met in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates it is probable that we may not be able to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we may not be able to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Loans
We recognize interest income from loans, including discounts and premiums, using the effective interest method when collectibility is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to or less than our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.
Federal Income Tax
Ventas has elected to be treated as a REIT under the applicable provisions of Code for every year beginning with the year ended December 31, 1999. Accordingly, Ventas is generally not subject to federal income tax. We intend to elect to be treated as a REIT under the applicable provisions of the Code subsequent to the distribution, beginning with the year ending December 31, 2015.
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB also issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
In 2015, the FASB ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This election is irrevocable.

Components of Revenues and Expenses Following the Spin-Off
Rental Income, Net
Following the separation and distribution, our revenues are primarily attributable to rental income earned in connection with the leasing of our SNFs and other healthcare properties to third-party operators pursuant to triple-net leases. We generally do not expect to incur direct operating expenses in connection with these triple-net leases, as they obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. However, from time to time, we may enter into agreements with our tenants to pay certain capital expenditures.
Our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results.
The following table sets forth average continuing occupancy rates related to the properties we owned at June 30, 2015 for the first quarter of 2015 (which is the most recent information available to us from our tenants).

	Number of Properties Owned at June 30, 2015 (1)	Average Occupancy For the Three Months Ended March 31, 2015 (1)
SNFs	316	78.8%
Specialty hospitals and healthcare assets	6	82.1
Seniors housing communities	17	79.7

(1)	Excludes properties classified as held for sale as of June 30, 2015 and certain properties for which we do not receive occupancy information.
The occupancy data included in the table above has been obtained from third-party operators who may perform such computations using different methodologies and/or on an inconsistent basis from period to period. Furthermore, the occupancy data in the table above is based on licensed beds, which may be different from beds in operation at any point in time. While we have no reason to believe that the information we receive from our operators is inaccurate in any material respect, we cannot and do not verify this information either through an independent investigation or otherwise.
Interest Expense
As of June 30, 2015, we did not have any debt outstanding. However, we will incur interest expense in connection with borrowings under our Credit Agreement and any other debt agreements that we may enter into in the future and the amortization of debt issuance costs related to our indebtedness. Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on our leverage or, if applicable, unsecured long-term debt ratings. At closing of the Facility, the applicable margin was 1.70% for Revolver borrowings and 1.60% for Term Loan borrowings.
Depreciation and Amortization
We incur depreciation and amortization expense related to the properties transferred to us from Ventas and any properties that we may acquire in the future.
General, Administrative and Professional Fees
The combined consolidated financial statements included herein reflect our operating results and financial position as we were operated by Ventas, rather than as an independent company. We expect to incur additional expenses to operate as an independent company, including costs for various corporate headquarters functions and incremental costs to operate a standalone support services infrastructure.

In connection with the separation and distribution, we entered into a transition services agreement with Ventas pursuant to which Ventas has agreed to provide certain corporate support services for us on a transitional basis until August 31, 2016, for a service fee of $2.5 million, payable in four quarterly installments. The services to be provided under the transition services agreement are services that we have historically received from Ventas and will allow us to operate independently prior to establishing a standalone support services infrastructure. During the transition period, we expect to incur non-recurring expenses to expand our infrastructure, some of which may be redundant with costs incurred under the transition services agreement with Ventas.

Results of Historical Operations
Three Months Ended June 30, 2015 and 2014
The table below shows our results of operations for the three months ended June 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$78,805	$75,030	$3,775	5.0%
Income from investments in direct financing leases and loans	853	836	17	2.0
Interest and other income	62	—	62	nm
Total revenues	79,720	75,866	3,854	5.1
Expenses:
Depreciation and amortization	34,593	23,254	(11,339)	(48.8)
General, administrative and professional fees	5,883	6,109	226	3.7
Merger-related expenses and deal costs	507	403	(104)	(25.8)
Other	690	448	(242)	(54.0)
Total expenses	41,673	30,214	(11,459)	(37.9)
Net income	38,047	45,652	(7,605)	(16.7)
Net income attributable to noncontrolling interest	64	45	(19)	(42.2)
Net income attributable to CCP	$37,983	$45,607	(7,624)	(16.7)

nm - not meaningful
Rental Income, Net
Rental income increased during the three months ended June 30, 2015 over the prior year primarily due to rent attributable to properties acquired by Ventas in January 2015 that were transferred to us as part of the separation and contractual rent escalations pursuant to the terms of our existing leases, partially offset by the re-establishment of market rent levels for certain properties that we re-leased to new operators during 2014 and 2015 as a result of the re-leasing and rent reallocation process described below.
The following table compares results of continuing operations for our 316 same-store properties. Throughout this discussion, “same-store” refers to properties that we owned for the full period in both comparison periods.

	For the Three Months Ended June 30,		Increase (Decrease) to Rental Income, Net
	2015	2014	$	%
	(Dollars in thousands)
Rental income	$69,240	$73,527	$(4,287)	(5.8)%
Same-store rental income decreased during the three months ended June 30, 2015 over the prior year primarily as a result of the proactive process undertaken to re-lease to new operators certain properties whose leases with the former operator were scheduled to expire in 2014, partially offset by contractual rent escalations pursuant to the terms of our existing leases. This re-

leasing process was the result of a negotiated transaction that occurred upon a renewal transaction executed by Ventas. The process reflects a reallocation of rents, which resulted in rental increases for several properties that were retained by Ventas and rental decreases for several properties that were transferred to us. In the course of the re-leasing process, we acquired a significant number of new tenant relationships and effectively re-established market rental levels for the transitioned properties based on the expected future cash flows at those properties.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended June 30, 2015 compared to the same period in 2014 primarily due to the properties acquired in January 2015. In addition, we recognized a $7.7 million impairment on real estate assets during the three months ended June 30, 2015, compared to $0.8 million during the same period in 2014.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to consummated transactions. The increase for the three months ended June 30, 2015 over the prior year is primarily due to costs allocated to us in connection with the HCT acquisition.
Other
Other consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.

Six Months Ended June 30, 2015 and 2014
The table below shows our results of operations for the six months ended June 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$156,505	$149,428	$7,077	4.7%
Income from investments in direct financing leases and loans	1,725	1,686	39	2.3
Interest and other income	63	1	62	nm
Total revenues	158,293	151,115	7,178	4.8
Expenses:
Depreciation and amortization	65,834	49,612	(16,222)	(32.7)
General, administrative and professional fees	12,283	12,602	319	2.5
Merger-related expenses and deal costs	3,755	403	(3,352)	nm
Other	1,105	1,436	331	23.1
Total expenses	82,977	64,053	(18,924)	(29.5)
Net income	75,316	87,062	(11,746)	(13.5)
Net income attributable to noncontrolling interest	112	90	(22)	(24.4)
Net income attributable to CCP	$75,204	$86,972	(11,768)	(13.5)

nm - not meaningful
Rental Income, Net
Rental income increased during the six months ended June 30, 2015 over the prior year primarily due to rent attributable to properties acquired by Ventas in January 2015 that were transferred to us as part of the separation and contractual rent escalations pursuant to the terms of our existing leases, partially offset by the re-establishment of market rent levels for certain properties that we re-leased to new operators during 2014 and 2015 as a result of the re-leasing and rent reallocation process.

The following table compares results of continuing operations for our 316 same-store properties.

	For the Six Months Ended June 30,		Increase (Decrease) to Rental Income, Net
	2015	2014	$	%
	(Dollars in thousands)
Rental income	$138,542	$146,709	$(8,167)	(5.6)%
Same-store rental income decreased during the six months ended June 30, 2015 over the prior year primarily as a result of the re-leasing and rent reallocation process described above, partially offset by contractual rent escalations pursuant to the terms of our existing leases.
Depreciation and Amortization
Depreciation and amortization expense increased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the properties acquired in January 2015. In addition, we recognized $12.9 million of impairments on real estate assets during the six months ended June 30, 2015, compared to $4.5 million during the same period in 2014.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to consummated transactions. The increase for the six months ended June 30, 2015 over the prior year is primarily due to costs allocated to us in connection with the HCT acquisition.
Other
Other consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.

Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.
The non-GAAP financial measures we present herein may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our combined consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our combined consolidated financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Funds From Operations, Normalized Funds From Operations and Funds Available for Distribution
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations (“FFO”), normalized FFO and Funds Available for Distribution (“FAD”) to be appropriate measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to CCP (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding merger-related expenses and deal costs (which may be recurring in nature). FAD represents normalized FFO excluding amortization of above and below market lease intangibles, accretion of direct financing lease, other amortization, straight-line rental adjustments and non-revenue enhancing capital expenditures, but including merger-related expenses and deal costs.
The following table summarizes our FFO, normalized FFO and FAD for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to CCP	$37,983	$45,607	$75,204	$86,972
Adjustments:
Real estate depreciation and amortization	34,499	23,150	65,648	49,408
Real estate depreciation related to noncontrolling interest	(67)	(107)	(134)	(214)
FFO attributable to CCP	72,415	68,650	140,718	136,166
Adjustments:
Merger-related expenses and deal costs	507	403	3,755	403
Normalized FFO attributable to CCP	72,922	69,053	144,473	136,569
Amortization of above and below market and lease intangibles, net	(2,352)	(2,679)	(4,671)	(6,363)
Accretion of direct financing lease	(332)	(297)	(651)	(582)
Other amortization	(35)	(26)	(67)	(53)
Straight-lining of rental income, net	(39)	(56)	(79)	(112)
Capital expenditures (1)	(2,982)	(2,721)	(8,285)	(3,561)
Merger-related expenses and deal costs	(507)	(403)	(3,755)	(403)
FAD attributable to CCP	$66,675	$62,871	$126,965	$125,495

(1)
Capital expenditures for the six months ended June 30, 2015 include amounts related to properties that transitioned operators during 2014 and 2015 and, as a result, were significantly higher than historical levels.

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides an additional manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, excluding merger-related expenses and deal costs and gains (or losses) from sales of real estate property. The following table sets forth a reconciliation of our Adjusted EBITDA to net income for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$38,047	$45,652	$75,316	$87,062
Adjustments:
Depreciation and amortization	34,593	23,254	65,834	49,612
Merger-related expenses and deal costs	507	403	3,755	403
Adjusted EBITDA	$73,147	$69,309	$144,905	$137,077

NOI
We also consider NOI an important supplemental measure to net income because it enables investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of our NOI to net income for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$38,047	$45,652	$75,316	$87,062
Adjustments:
Interest and other income	(62)	—	(63)	(1)
Depreciation and amortization	34,593	23,254	65,834	49,612
General, administrative and professional fees	5,883	6,109	12,283	12,602
Merger-related expenses and deal costs	507	403	3,755	403
Other	690	448	1,105	1,436
NOI	$79,658	$75,866	$158,230	$151,114

Asset/Liability Management
Asset/liability management, a key element of enterprise risk management, is designed to support the achievement of our business strategy, while ensuring that we maintain appropriate and tolerable levels of market risk (primarily interest rate risk) and credit risk. Effective management of these risks is a contributing factor to the absolute levels and variability of our FFO and net worth. The following discussion addresses our integrated management of assets and liabilities.
Market Risk
As of June 30, 2015 and December 31, 2014, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $9.0 million and $9.3 million, respectively. See “Note 5—Loans Receivable” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Concentration and Credit Risk
We use concentration ratios to identify, understand and evaluate the potential impact of economic downturns and other adverse events that may affect our asset types, geographic locations and tenants. We evaluate concentration risk in terms of real estate investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated by a particular tenant. Operations mix measures the percentage of our operating results that is attributed to a particular tenant or geographic location. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of June 30, 2015	As of December 31, 2014
Investment mix by asset type (1):
SNFs	88.2%	91.1%
Seniors housing communities	7.1	4.6
Specialty hospitals and healthcare assets	4.7	4.3
Investment mix by tenant (1):
Senior Care Centers, LLC	14.2	2.0
Signature Healthcare, LLC	4.8	5.2
Avamere Group, LLC	10.0	8.2
All other	71.0	84.6

(1)	Ratios are based on the gross book value of tangible real estate property (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operations mix by tenant (1):
Senior Care Centers, LLC	11.9%	1.4%	11.0%	1.4%
Signature Healthcare, LLC	9.9	6.4	9.8	5.4
Avamere Group, LLC	11.0	8.4	9.7	8.3
All others	67.2	83.8	69.5	84.9
Operations mix by geographic location (1):
Texas	23.0	19.4	23.0	17.8
Massachusetts	8.7	10.0	8.8	9.9
Indiana	8.2	8.3	8.3	8.3
Kentucky	7.4	7.2	7.3	7.1
Oregon	6.1	4.3	5.1	4.3
All others	46.6	50.8	47.5	52.6

(1)	Ratios are based on revenues for each period presented.
We derive substantially all of our revenues by leasing assets under long-term triple-net leases with annual escalators, subject to certain limitations. Some of these escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars.
Our three largest operators accounted for approximately 33% of our rental income for the three months ended June 30, 2015. On September 1, 2015, we completed the acquisition of eight SNFs and one assisted living facility and simultaneously entered into a long-term master lease with SCC to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million.
This concentration of our revenues creates credit risk. Our financial condition and results of operations could be weakened and our ability to service any indebtedness and to make distributions to our stockholders could be constrained if any of our tenants becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot assure you that these tenants will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by them to do so could have a Material Adverse Effect on us. We also cannot assure you that any of our tenants, and in particular our three largest operators, will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
We regularly monitor and assess any changes in the relative credit risk of all of our tenants, although we pay particular attention to those tenants that have recourse obligations under our triple-net leases and with whom we have a higher concentration of credit risk. The ratios and metrics we use to evaluate a tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant, including without limitation the tenant’s credit history and economic conditions related to the tenant, its operations and the markets and industries in which the tenant operates, that may vary over time. Among other things, we may (i) review and analyze information regarding the real estate, post-acute and healthcare industries generally, publicly available information regarding the tenant, and information required to be provided by the tenant under the terms of its lease agreements with us, including covenant calculations required to be provided to us by the tenant, (ii) examine monthly and/or quarterly financial statements of the tenant to the extent publicly available or otherwise provided under the terms of our lease agreements, and (iii) participate in periodic discussions and in-person meetings with representatives of the tenant.  Using this information, we calculate multiple financial ratios (which may, but do not necessarily, include net debt to EBITDAR or EBITDARM, fixed charge coverage and tangible net worth), after making certain adjustments based on our judgment, and assess other metrics we deem relevant to an understanding of the tenant’s credit risk.
Liquidity and Capital Resources
Our wholly owned subsidiaries have historically been subject to Ventas’s centralized cash management system. All payments have been controlled and made by Ventas, resulting in intercompany transactions between us and Ventas that do not settle in cash.
As of June 30, 2015 and December 31, 2014, we had a total of $1.5 million and $2.4 million, respectively, of unrestricted cash related to our joint venture entities that do not participate in the centralized cash management system.
During the six months ended June 30, 2015, our principal sources of liquidity were cash flows from operations, cash on hand and contributions from Ventas, which are the result of treasury activities and net funding provided by Ventas prior to the separation.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) fund acquisitions, investments and commitments, including re-development activities; and (iv) make distributions to our stockholders, as required for us to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations, borrowings under our Revolver and Term Loans, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have a Material Adverse Effect on us.
We funded our acquisition of the specialty healthcare and seniors housing valuation firm in August 2015 through the issuance of 339,602 shares of CCP common stock, and we funded our acquisition of the nine property portfolio in September 2015 through borrowings under our Revolver and Term Loans.
Unsecured Revolving Credit Facility and Term Loans
In August 2015, our wholly owned subsidiary, Care Capital LP, as borrower, and CCP, Care Capital Properties GP, LLC and certain subsidiaries of Care Capital LP, as guarantors, entered into the Credit Agreement, which provides for a $600 million Revolver and $600 million and $800 million Term Loans. The Revolver, which was undrawn at the closing of the Facility, has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million and $800 million Term Loans mature in August 2017 and August 2020, respectively. The Credit Agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion.
Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s leverage or, if applicable, unsecured long-term debt ratings. At the closing of the Facility, the applicable margin was 1.70% for Revolver borrowings and 1.60% for Term Loan borrowings.

Equity
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock has been reserved for issuance under the Plan.
Dividends
Ventas has elected to be treated as a REIT under the applicable provisions of the Code, for every year beginning with the year ended December 31, 1999. Accordingly, Ventas is generally not subject to federal income tax. We intend to elect to be treated as a REIT under the applicable provisions of the Code subsequent to the distribution, beginning with the year ending December 31, 2015. By qualifying for taxation as a REIT, we generally will not be subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a C corporation (i.e., a corporation generally subject to full corporate-level tax).
We expect that our cash flows after the spin-off will exceed our REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income and that we will be able to satisfy the 90% distribution requirement. However, from time to time, we may not have sufficient cash on hand or other liquid assets to meet this requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash on hand or other liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing.
On September 2, 2015, our board of directors declared a full third quarter dividend in the amount of $0.57 per share, payable in cash on September 30, 2015 to the holders of CCP common stock as of September 14, 2015.
Capital Expenditures
The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans to the tenants or advances, which may increase the amount of rent payable with respect to the properties in certain cases. In addition, from time to time, we may enter into agreements with our tenants to fund capital expenditures without reimbursement. We expect to fund any capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases with cash flows from operations or through additional borrowings.
Cash Flows
The following table sets forth our sources and uses of cash flows for the periods presented:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2015	2014	$	%
	(Dollars in thousands)
Cash at beginning of period	$2,424	$2,167	$257	11.9%
Net cash provided by operating activities	133,556	125,237	8,319	6.6
Net cash used in investing activities	(282,659)	(16,369)	(266,290)	nm
Net cash provided by (used in) financing activities	148,176	(108,871)	257,047	nm
Cash at end of period	$1,497	$2,164	(667)	(30.8)

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities increased in 2015 over the prior year primarily due to rent from properties acquired by Ventas in January 2015 that were transferred to us as part of the separation.

Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2015 and 2014 consisted primarily of cash paid for our investments in real estate ($268.6 million and $10.2 million in 2015 and 2014, respectively) and capital expenditures ($14.8 million and $6.2 million in 2015 and 2014, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2015 consisted primarily of net contribution from parent ($148.4 million). Cash used in financing activities during the six months ended June 30, 2014 consisted primarily of net distribution to parent ($108.7 million).
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion of our exposure to various market risks contains forward-looking statements that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates and other factors, actual results could differ materially from those projected in such forward-looking information.
As of June 30, 2015 and December 31, 2014, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $9.0 million and $9.3 million, respectively.
As a result of entering into the Credit Agreement, we are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2015, at the reasonable assurance level.
Internal Control over Financial Reporting
During the second quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 8—Litigation” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in any legal proceedings reported in the Information Statement.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and the Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 21, 2015.
3.1	Amended and Restated Certificate of Incorporation of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 21, 2015.
3.2	Amended and Restated Bylaws of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on August 21, 2015.
10.1	Transition Services Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2015.
10.2	Tax Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 21, 2015.
10.3	Employee Matters Agreement, dated as of August 17, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 21, 2015.
10.4
Credit and Guaranty Agreement, dated as of August 17, 2015, among Care Capital Properties, LP, as borrower, Care Capital Properties, Inc. and the other guarantors identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC and Citizens Bank, National Association, as swing line lenders and L/C issuers, and various agents identified therein.
Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 21, 2015.
10.5	Care Capital Properties, Inc. Non-Employee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 21, 2015.
10.6	Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on August 21, 2015.
10.7	Employment Agreement by and between the Company and Raymond J. Lewis, dated as of August 17, 2015.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on August 21, 2015.
10.8	Form of Employee Protection and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on August 21, 2015.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 9, 2015

CARE CAPITAL PROPERTIES, INC.

By:	/s/ RAYMOND J. LEWIS
Raymond J. Lewis Chief Executive Officer

By:	/s/ LORI B. WITTMAN
Lori B. Wittman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and the Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 21, 2015.
3.1	Amended and Restated Certificate of Incorporation of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on August 21, 2015.
3.2	Amended and Restated Bylaws of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on August 21, 2015.
10.1	Transition Services Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2015.
10.2	Tax Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 21, 2015.
10.3	Employee Matters Agreement, dated as of August 17, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 21, 2015.
10.4
Credit and Guaranty Agreement, dated as of August 17, 2015, among Care Capital Properties, LP, as borrower, Care Capital Properties, Inc. and the other guarantors identified therein, as guarantors, the lenders identified therein, Bank of America, N.A., as administrative agent, Bank of America, N.A., JPMorgan Chase Bank, N.A., Barclays Bank PLC and Citizens Bank, National Association, as swing line lenders and L/C issuers, and various agents identified therein.
Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 21, 2015.
10.5	Care Capital Properties, Inc. Non-Employee Director Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 21, 2015.
10.6	Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on August 21, 2015.
10.7	Employment Agreement by and between the Company and Raymond J. Lewis, dated as of August 17, 2015.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on August 21, 2015.
10.8	Form of Employee Protection and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on August 21, 2015.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.