Form 10-Q
period 2015-09-30
Care Capital Properties, Inc.
filed 2015-11-12
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37356

Care Capital Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1781195 (I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 2900
Chicago, Illinois
(Address of Principal Executive Offices)
60654
(Zip Code)
(312) 881-4700
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at November 10, 2015:
Common Stock, $0.01 par value	83,802,271

CARE CAPITAL PROPERTIES, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Real estate investments:
Land and improvements	$288,199	$249,504
Buildings and improvements	3,010,206	2,446,688
Construction in progress	19,457	10,433
Acquired lease intangibles	102,130	87,194
	3,419,992	2,793,819
Accumulated depreciation and amortization	(685,727)	(602,578)
Net real estate property	2,734,265	2,191,241
Net investment in direct financing lease	21,960	21,626
Secured loans receivable, net	5,253	5,249
Net real estate investments	2,761,478	2,218,116
Cash	10,444	2,424
Goodwill	146,017	88,959
Other assets	53,332	22,251
Total assets	$2,971,271	$2,331,750
Liabilities and equity
Liabilities:
Term loans and other debt	$1,518,437	$—
Tenant deposits	67,334	57,362
Lease intangible liabilities, net	135,354	145,640
Accounts payable and other liabilities	13,493	5,669
Deferred income taxes	2,341	—
Total liabilities	1,736,959	208,671
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, unissued at September 30, 2015	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 83,801 shares issued at September 30, 2015	838	—
Additional paid-in capital	1,263,848	—
Dividends in excess of net income	(35,084)	—
Net parent investment	—	2,118,216
Total CCP equity	1,229,602	2,118,216
Noncontrolling interests	4,710	4,863
Total equity	1,234,312	2,123,079
Total liabilities and equity	$2,971,271	$2,331,750

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income, net	$80,595	$72,421	$237,100	$221,849
Income from investments in direct financing lease and loans	955	856	2,680	2,542
Real estate services fee income	763	—	763	—
Interest and other income	4	1	67	2
Total revenues	82,317	73,278	240,610	224,393
Expenses:
Interest	4,090	—	4,075	—
Depreciation and amortization	31,502	27,880	97,336	77,492
General, administrative and professional fees	9,216	5,712	21,499	18,314
Merger-related expenses and deal costs	991	561	4,746	964
Other	158	5,815	1,278	7,251
Total expenses	45,957	39,968	128,934	104,021
Income before income taxes, real estate dispositions and noncontrolling interests	36,360	33,310	111,676	120,372
Income tax expense	(1,024)	—	(1,024)	—
Gain (loss) on real estate dispositions	856	(61)	856	(61)
Net income	36,192	33,249	111,508	120,311
Net income attributable to noncontrolling interests	26	47	138	137
Net income attributable to CCP	$36,166	$33,202	$111,370	$120,174
Earnings per common share:
Basic:
Net income attributable to CCP	$0.43	$0.40	$1.33	$1.44
Diluted:
Net income attributable to CCP	$0.43	$0.40	$1.33	$1.44
Weighted average shares used in computing earnings per common share:
Basic	83,488	83,488	83,488	83,488
Diluted	83,558	83,488	83,558	83,488
Dividends declared per common share	$0.57	$—	$0.57	$—

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2015 and the Year Ended December 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	Net Parent Investment	Common Stock Par Value	Additional Paid-In Capital	Dividends in Excess of Net Income	Total CCP Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	$2,186,201	$—	$—	$—	$2,186,201	$5,099	$2,191,300
Net income attributable to CCP	157,595	—	—	—	157,595	—	157,595
Net change in noncontrolling interests	—	—	—	—	—	(236)	(236)
Net distribution to parent	(225,580)	—	—	—	(225,580)	—	(225,580)
Balance, December 31, 2014	2,118,216	—	—	—	2,118,216	4,863	2,123,079
Net income attributable to CCP	98,700	—	—	12,670	111,370	—	111,370
Net change in noncontrolling interests	—	—	—	—	—	(153)	(153)
Net contribution from parent prior to separation	306,629	—	—	—	306,629	—	306,629
Distribution to parent	(1,273,000)	—	—	—	(1,273,000)	—	(1,273,000)
Issuance of common stock at separation	—	835	—	—	835	—	835
Issuance of common stock for acquisition	—	3	11,543	—	11,546	—	11,546
Transfer of remaining net parent investment to additional paid-in capital	(1,250,545)	—	1,250,545	—	—	—	—
Stock-based compensation	—	—	1,760	—	1,760	—	1,760
Dividends to common stockholders - $0.57 per share	—	—	—	(47,754)	(47,754)	—	(47,754)
Balance, September 30, 2015	$—	$838	$1,263,848	$(35,084)	$1,229,602	$4,710	$1,234,312

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$111,508	$120,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,170	73,653
Amortization of above and below market lease intangibles, net	(6,835)	(8,770)
Amortization of deferred financing fees	646	—
Accretion of direct financing lease	(996)	(890)
Amortization of leasing costs and other intangibles	3,166	3,838
Stock-based compensation	1,760	—
Straight-lining of rental income, net	(125)	(242)
Gain on real estate disposition	(856)	—
Income tax benefit	(42)	—
Other	(102)	118
Changes in operating assets and liabilities, net of effects of the September acquisition
Increase in other assets	(3,789)	(2,570)
Increase in tenant deposits	6,601	2,712
Decrease in accounts payable and other liabilities	935	(5,087)
Net cash provided by operating activities	206,041	183,073
Cash flows from investing activities:
Net investment in real estate property	(454,832)	(12,598)
Investment in loans receivable	(20,091)	(800)
Proceeds from real estate disposals	1,510	975
Proceeds from loans receivable	1,040	917
Development project expenditures	(12,629)	(6,657)
Capital expenditures	(13,504)	(3,416)
Net cash used in investing activities	(498,506)	(21,579)
Cash flows from financing activities:
Net change in borrowings under credit facility	1,538,000	—
Payment of deferred financing costs	(20,209)	—
Distributions to noncontrolling interests	(266)	(288)
Net contribution from (distribution to) parent prior to separation	103,714	(160,677)
Distribution to parent	(1,273,000)	—
Cash distribution to common stockholders	(47,754)	—
Net cash provided by (used in) financing activities	300,485	(160,965)
Net increase in cash	8,020	529
Cash at beginning of period	2,424	2,167
Cash at end of period	$10,444	$2,696

Supplemental schedule of non-cash activities:
Issuance of common stock for acquisition of specialty valuation firm	$11,546	$—
Other acquisition-related investing activities	$152,179	$—
Transfer of remaining net parent investment to additional paid-in capital	$1,250,545	$—

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Description of Business
Care Capital Properties, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “CCP”, “we,” “us” or “our”) is a recently formed Delaware corporation that was created to hold the post-acute/skilled nursing facility (“SNF”) portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”).
Effective as of 11:59 p.m. on August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.
Prior to our separation from Ventas, CCP was a wholly owned subsidiary of Ventas. Prior to or concurrently with the separation, Ventas engaged in certain reorganization transactions that were designed to consolidate the ownership of its interests in 355 properties and certain loans receivable that comprise the CCP Business and transfer such interests to us. For periods prior to the separation, references to “we,” “us,” or “our” refer to the CCP Business after giving effect to the transfer of the assets and liabilities from Ventas in connection with the separation.
In connection with the spin-off, we entered into a separation and distribution agreement with Ventas, as well as a transition services agreement, a tax matters agreement, and an employee matters agreement with Ventas contemplated by the separation and distribution agreement, to provide a framework for our ongoing relationship with Ventas. Under the transition services agreement, Ventas has agreed to provide us with various accounting, tax and information technology services on a transitional basis until August 31, 2016 in exchange for a fee of $2.5 million, payable in four quarterly installments.
On August 17, 2015, Care Capital Properties, LP, our wholly owned subsidiary (“Care Capital LP”), as borrower, and CCP, Care Capital Properties GP, LLC and certain subsidiaries of Care Capital LP, as guarantors, entered into a Credit Agreement, comprised of a $600 million Revolver, a $600 million Term Loan and an $800 million Term Loan. Pursuant to the separation and distribution agreement, we transferred approximately $1.3 billion of the proceeds from borrowings under the Term Loans to Ventas.
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We intend to elect to be treated as a real estate investment trust (“REIT”), and, therefore, subsequent to the distribution, we are operating in a manner consistent with a REIT with a diversified portfolio of SNFs and other healthcare properties located throughout the United States. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in Ventas’s books and records.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRS” or “TRS entities”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
For periods prior to our separation from Ventas, the unaudited combined consolidated financial statements in this Quarterly Report on Form 10-Q reflect Ventas’s interest in 358 properties (including two properties that were not transferred to us as part of the separation, one property that was sold during the second quarter of 2015, one property that was sold on August 18, 2015 and five properties that were classified as held for sale as of August 18, 2015). For periods subsequent to our separation from Ventas, the unaudited combined consolidated financial statements in this Quarterly Report on Form 10-Q reflect our interest in 362 properties (including 12 properties that were classified as held for sale as of September 30, 2015). We also originate and manage a small portfolio of secured and unsecured loans, made primarily to SNF operators or secured by SNF assets.
For periods prior to our separation from Ventas, the accompanying combined consolidated financial statements have been prepared on a standalone basis, are derived from Ventas’s consolidated financial statements and accounting records and reflect our financial position, results of operations and cash flows as the CCP Business was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). For periods subsequent to our separation from Ventas, the combined consolidated financial statements reflect our financial position, results of operations and cash flows in conformity with GAAP.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For periods prior to our separation from Ventas, our equity balance (net parent investment) in the combined consolidated financial statements represents the excess of total assets over total liabilities, including the intercompany balances between us and Ventas. Net parent investment is primarily impacted by contributions from Ventas, which are the result of treasury activities and net funding provided by or distributed to Ventas prior to the separation. For periods subsequent to our separation from Ventas, our equity balance in the combined consolidated financial statements represents our equity activity starting August 18, 2015.
The following is a summary of net income for the three months ended September 30, 2015 on a disaggregated basis to show the respective amounts attributed to the periods prior and subsequent to our separation from Ventas:

	July 1, 2015 through August 17, 2015	August 18, 2015 through September 30, 2015	For the Three Months Ended September 30, 2015
	(In thousands)
Revenues:
Rental income, net	$40,770	$39,825	$80,595
Income from investments in direct financing lease and loans	450	505	955
Real estate services fee income	—	763	763
Interest and other income	—	4	4
Total revenues	41,220	41,097	82,317
Expenses:
Interest	37	4,053	4,090
Depreciation and amortization	14,052	17,450	31,502
General, administrative and professional fees	3,302	5,914	9,216
Merger-related expenses and deal costs	178	813	991
Other	147	11	158
Total expenses	17,716	28,241	45,957
Income before income taxes, real estate dispositions and noncontrolling interests	23,504	12,856	36,360
Income tax expense	(1,004)	(20)	(1,024)
Gain on real estate dispositions	—	856	856
Net income	22,500	13,692	36,192
Net income attributable to noncontrolling interests	8	18	26
Net income attributable to CCP	$22,492
Net income attributable to common stockholders		$13,674

Note 2—Accounting Policies
The accompanying combined consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the SEC instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying combined consolidated financial statements and related notes should be read in conjunction with our audited combined consolidated financial statements and notes thereto included in the Information Statement.
Principles of Combination and Consolidation and Basis of Presentation
For periods prior to our separation from Ventas, the accompanying unaudited combined consolidated financial statements of the CCP Business do not represent the financial position and results of operations of a legal entity, but rather a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements and reflect significant assumptions and allocations. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net income attributable to noncontrolling interests.
For periods prior to our separation from Ventas, the combined consolidated financial statements include the attribution of certain assets and liabilities that were historically held at the Ventas corporate level, but which were specifically identifiable or attributable to us. All transactions between us and Ventas were considered to be effectively settled in the combined consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected as net contribution from or distribution to parent in the combined consolidated statements of cash flows

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as a financing activity and in the combined consolidated balance sheet as net parent investment. No other related party transactions or relationships are reflected in the combined consolidated financial statements.
For periods prior to our separation from Ventas, the combined consolidated financial statements include an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata primarily on the basis of revenue, headcount or other measures. We consider the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for those periods. We believe that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable. However, the combined consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a standalone company during the full periods presented, nor are they necessarily indicative of our future results of operations, financial position or cash flows.
For periods subsequent to our separation from Ventas, the accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net income attributable to noncontrolling interests.
Noncontrolling Interests
We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify this interest as a component of consolidated equity, separate from total CCP equity, on our combined consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through net parent investment for periods prior to our separation from Ventas and through capital in excess of par value for periods subsequent to our separation from Ventas. In addition, we include net income attributable to the noncontrolling interests in net income in our combined consolidated statements of income.
As of September 30, 2015 and 2014, we had controlling interests in two joint venture entities that owned a total of six SNFs. The noncontrolling interest percentages for these joint ventures were 6.82% and 49.0%, respectively, at September 30, 2015 and September 30, 2014.
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
Net Real Estate Property
Our investment in net real estate property is recorded on our combined consolidated balance sheets at historical cost, less accumulated depreciation and amortization. These real estate assets are initially measured upon their acquisition. We account for acquisitions using the acquisition method and allocate the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date.

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
Impairment of Long-Lived and Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to the retention or disposition of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize any shortfall from carrying value as an impairment loss in the current period. We recognized impairments of $3.8 million and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, and $16.7 million and $8.8 million for the nine months ended September 30, 2015 and 2014, respectively, which are recorded primarily as a component of depreciation and amortization.
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
Net Investment in Direct Financing Lease
We own one SNF under a lease agreement that is classified as a direct financing lease, as the tenant has a purchase obligation at the end of the lease term. The net investment in direct financing lease is recorded as a receivable on our combined consolidated balance sheets and represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectability of the lease payments is reasonably assured. Income from our net investment in direct financing lease was $0.6 million and $0.6 million for the three months ended September 30, 2015 and 2014, respectively, and $1.8 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Centralized Cash Management
For periods prior to our separation from Ventas, we and our wholly owned subsidiaries had been subject to Ventas’s centralized cash management system. All payments were controlled and made by Ventas, resulting in intercompany transactions between us and Ventas that did not settle in cash. The net effect of these intercompany transactions is reflected in net contribution from or net distribution to parent on our combined consolidated statements of cash flows and combined consolidated statements of equity.
For periods prior to our separation from Ventas, the cash balances contained in our combined consolidated balance sheets relate to our joint venture entities that did not participate in the centralized cash management system. For periods subsequent to our separation from Ventas, we maintain our own centralized cash management system, in addition to the separate cash accounts associated with our joint venture entities.
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
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates and yield curves. Level three inputs are unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We use the following methods and assumptions in estimating the fair value of our financial instruments.

•	Cash—The carrying amount of cash reported on our combined consolidated balance sheets approximates fair value.

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
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates it is probable that we may not be able to recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we may not be able to receive the rent payments due in the future, we provide an allowance against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust the allowance to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

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
Federal Income Tax
Ventas elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax. We intend to elect to be treated as a REIT under the applicable provisions of the Code, beginning with the year ending December 31, 2015.
Segment Reporting
As of September 30, 2015 and December 31, 2014, we operated through a single reportable business segment: triple-net leased properties. We invest in SNFs and other healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We elected to adopt this new guidance as of August 18, 2015. As a result, our term loans and other debt is presented net of $19.6 million of unamortized debt issuance costs.
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

Note 3—Triple-Net Lease Arrangements
As of September 30, 2015, Senior Care Centers, LLC (together with its subsidiaries, “SCC”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 19.0% and 9.6% respectively, of our real estate investments

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on gross book value. Our properties were located in 38 states as of September 30, 2015, with properties in one state (Texas) accounting for more than 10% of our total revenues for the three months then ended.
For the three months ended September 30, 2015 and 2014, approximately 13.2% and 1.5%, respectively, of our total revenues were derived from our lease agreements with SCC, and approximately 10.8% and 9.2%, respectively, of our total revenues were derived from our lease agreements with Avamere. Each of our leases with SCC and Avamere is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.
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
Our straight-line rent receivable balance was $0.5 million and $0.8 million, net of allowances of $81.0 million and $58.0 million, as of September 30, 2015 and December 31, 2014, respectively. We recognized charges for straight-line rent allowances within rental income, net in our combined consolidated statements of income of $5.9 million and $6.6 million for the three months ended September 30, 2015 and 2014, respectively, and $19.5 million and $15.7 million for the nine months ended September 30, 2015 and 2014, respectively.
In July 2015, one of our operators notified us of its intention to exercise its purchase options with respect to seven SNFs. We expect these transactions, if completed, to occur in 2016, although they remain subject to various closing conditions.
Note 4—Acquisitions and Dispositions of Real Estate Property
Acquisitions
On September 1, 2015, we completed the acquisition of eight properties (seven SNFs and one campus with both skilled nursing and assisted living facilities) and simultaneously entered into a long-term master lease with SCC to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million. We funded this transaction through cash on hand and borrowings under our unsecured revolving credit facility and term loans (see “Note 8—Borrowing Arrangements”).
On August 14, 2015, we completed the acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of our common stock. This specialty valuation firm subsidiary represents our TRS. If the value of the common stock issued to the sellers based on the volume-weighted average price (“VWAP”) of the common stock over the 30 days immediately prior to the six-month anniversary of the closing of the acquisition is less than approximately $11.5 million, we have agreed to issue additional shares of common stock to the sellers such that the total value of all shares issued to the sellers, based on that VWAP, is equal to approximately $11.5 million, except that the number of additional shares issued after the closing of the acquisition shall not exceed the number of shares issued at the closing.
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

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC 805. Our initial accounting for acquisitions completed during the nine months ended September 30, 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$38,119
Buildings and improvements	515,702
Acquired lease intangibles	14,299
Goodwill (1)	56,408
Other assets	8,027
Total assets acquired	632,555
Tenant deposits	8,801
Lease intangible liabilities	3,729
Accounts payable and other liabilities	1,468
Total liabilities assumed	13,998
Net assets acquired	$618,557

(1)	As it relates to the HCT acquisition, goodwill was allocated to us on a relative fair value basis from total goodwill recognized by Ventas.

As it relates to the HCT acquisition, the estimated fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment from the amounts reported in ‘‘Note 4—Acquisitions of Real Estate Property’’ of the Notes to Combined Consolidated Financial Statements included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on September 9, 2015. Such changes are due primarily to reclassification adjustments for presentation and adjustments to our preliminary valuation assumptions that are based on more accurate information concerning the subject assets and liabilities.
Transaction Costs
As of September 30, 2015, we had incurred a cumulative total of $6.1 million of acquisition-related costs related to the acquisitions completed during the nine months ended September 30, 2015. All of these costs were expensed as incurred and included in merger-related expenses and deal costs in our combined consolidated statements of income for the applicable periods. For the nine months ended September 30, 2015 and 2014, we expensed $4.7 million and $0.8 million, respectively, of these acquisition-related costs related to the acquisitions completed during the nine months ended September 30, 2015. Transaction costs incurred by Ventas relating to the HCT acquisition were allocated to us based on relative property net operating income (“NOI”).
Aggregate Revenue and NOI
For the nine months ended September 30, 2015, aggregate revenues and NOI derived from our 2015 real estate acquisitions during our period of ownership were both $22.3 million. In May 2015, we amended certain terms of a master lease agreement, including contractual rents, with the operator of eleven acquired properties.
Unaudited Pro Forma
The following table illustrates the effect on revenues and net income attributable to CCP as if we had consummated the acquisitions completed during the nine months ended September 30, 2015 as of January 1, 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues	$86,198	$86,498	$257,683	$264,835
Net income attributable to CCP	37,736	38,834	108,257	138,603

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
Summary Specialty Valuation Firm Statement of Income
Below is a summary of the statement of income for the specialty valuation firm we acquired in August 2015 for the period from acquisition through September 30, 2015 (in thousands):

Revenues:
Real estate services fee income	$763
Total revenues	763
Expenses:
Depreciation and amortization	94
General, administrative and professional fees	704
Total expenses	798
Loss before income taxes	(35)
Income tax benefit	42
Net income	$7
Dispositions
In August 2015, we sold one SNF for proceeds of $1.5 million and recognized a gain on the sale of $0.9 million. In June 2015, we sold one SNF at its carrying value, resulting in neither a gain nor a loss. During 2014, we sold one SNF for proceeds of $0.9 million.
Note 5—Loans Receivable
Below is a summary of our loans receivable as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Secured loans receivable, net	$5,253	$5,164	$5,249	$5,174
Unsecured loans receivable, net	24,227	24,125	4,242	4,106
Secured loans receivable, net represents one loan that has a stated interest rate of 9.75%, matures in 2018 and is secured by one SNF located in Florida. Unsecured loans are reported within other assets on our balance sheet.
In September 2015, we made a $20 million five-year, fully amortizing loan to SCC. The loan bears interest at an annual rate of LIBOR plus 5%, which is subject to periodic increase over the term of the loan.
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

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Intangibles
The following is a summary of our intangibles as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$64,516	15.1	$60,251	11.1
In-place lease intangibles	37,614	15.1	26,943	12.9
Tradename, technology and customer relationships	2,861	4.8	—	N/A
Accumulated amortization	(42,594)	N/A	(35,221)	N/A
Goodwill	146,017	N/A	88,959	N/A
Net intangible assets	$208,414	15.1	$140,932	11.7
Intangible liabilities:
Below market lease intangibles	$195,253	19.2	$198,170	15.2
Above market ground lease intangibles	1,907	53.8	—	—
Accumulated amortization	(71,158)	N/A	(61,882)	N/A
Purchase option intangibles	9,352	N/A	9,352	N/A
Net intangible liabilities	$135,354	19.7	$145,640	15.2

N/A—Not Applicable.
Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our combined consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our combined consolidated balance sheets. Tradename, technology and customer relationships are associated with our specialty valuation firm subsidiary and included in other assets on our combined consolidated balance sheets. For the nine months ended September 30, 2015 and 2014, our net amortization related to all of these intangibles was $4.5 million and $6.2 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2015 and the subsequent four years is as follows: remainder of 2015 - $1.0 million; 2016 - $3.9 million; 2017 - $3.9 million; 2018 - $3.7 million; and 2019 - $3.5 million.

Note 7—Other Assets
The following is a summary of our other assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$541	$766
Unsecured loans receivable, net	24,227	4,242
Deferred lease costs	9,183	9,970
Assets held for sale	11,229	5,229
Other, net	8,152	2,044
Total other assets	$53,332	$22,251

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Borrowing Arrangements
The following is a summary of our term loans and other debt as of September 30, 2015:

September 30, 2015
(In thousands)
Unsecured revolving credit facility	$138,000
Unsecured term loan due 2017	600,000
Unsecured term loan due 2020	800,000
Total	1,538,000
Unamortized debt issuance costs	19,563
Term loans and other debt	$1,518,437

On August 17, 2015, Care Capital Properties, LP, our wholly owned subsidiary (“Care Capital LP”), as borrower, and CCP, Care Capital Properties GP, LLC and certain subsidiaries of Care Capital LP, as guarantors, entered into a Credit Agreement, comprised of a $600 million Revolver, a $600 million Term Loan and an $800 million Term Loan. The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million and $800 million Term Loans mature in August 2017 and August 2020, respectively. The Credit Agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion. We consider the carrying value of our term loans and other debt to be consistent with fair market value.
Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings. At September 30, 2015, the applicable margin was 1.30% for Revolver borrowings and 1.50% for Term Loan borrowings, and we had approximately $462 million of unused borrowing capacity available under the Revolver.
In September 2015, subsidiaries of Care Capital LP were released as guarantors under the Credit Agreement.
Note 9—Income Taxes
Ventas elected to be treated as REIT under the Code, for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax.
We intend to elect to be treated as a REIT under the Code, beginning with the taxable year ending December 31, 2015. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income tax. We test our compliance with the REIT rules on a quarterly and annual basis to ensure that we are in compliance. We also review our distributions and project distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. However, as a result of our structure, we may be subject to income or franchise taxes in certain states and municipalities.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRS” or “TRS entities”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
Although the TRS will be required to pay minimal federal income taxes for the three months ended September 30, 2015, its federal income tax liability may increase in future periods.
Our consolidated provision for income taxes for the three and nine months ended September 30, 2015 was an expense of $1.0 million.
Our net deferred tax liabilities totaled $2.3 million as of September 30, 2015 and primarily reflect differences between the financial reporting and tax bases of fixed and intangible assets.
Note 10—Stock-Based Compensation
Certain of our employees participated in stock-based compensation plans administered by Ventas. In connection with the spin-off, outstanding Ventas equity awards held by our employees were converted into awards with respect to CCP common stock. As a result of the conversion mechanics, the fair value of the converted awards exceeded the fair value of the Ventas

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

awards from which they were converted by $1.0 million, of which $0.5 million related to vested, but unexercised options. For the three months ended September 30, 2015, we recognized $0.5 million of expense associated with these vested, converted awards. The remaining $0.5 million will be amortized as stock-based compensation over the respective vesting terms of the converted awards.
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock was reserved initially for issuance under the Plan. During the three months ended September 30, 2015, we granted 173,126 shares of restricted stock to employees and directors under the Plan having a value of $5.6 million. These shares generally vest on the third anniversary of the date of grant or in three equal annual installments beginning on the first anniversary of the date of grant.
Note 11—Earnings Per Share
Basic and diluted earnings per share for the periods prior to our separation from Ventas were retroactively restated for the number of basic and diluted shares outstanding immediately following the separation. The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income attributable to CCP	$36,166	$33,202	$111,370	$120,174
Denominator:
Denominator for basic earnings per share—weighted average shares	83,488	83,488	83,488	83,488
Effect of dilutive securities:
Stock options	70	—	70	—
Denominator for diluted earnings per share—adjusted weighted average shares	83,558	83,488	83,558	83,488
Basic earnings per share:
Net income attributable to CCP	$0.43	$0.40	$1.33	$1.44
Diluted earnings per share:
Net income attributable to CCP	$0.43	$0.40	$1.33	$1.44

Note 12—Stockholders’ Equity
Equity
Effective as of 11:59 p.m. on August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.
On August 14, 2015, we completed the acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of our common stock. If the value of the common stock issued to the sellers based on the VWAP of the common stock over the 30 days immediately prior to the six-month anniversary of the closing of the acquisition is less than approximately $11.5 million, we have agreed to issue additional shares of common stock to the sellers such that the total value of all shares issued to the sellers, based on that VWAP, is equal to approximately $11.5 million, except that the number of additional shares issued after the closing of the acquisition shall not exceed the number of shares issued at the closing.
Dividends
On September 30, 2015, we paid a full third quarter cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of September 14, 2015.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Litigation
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

Note 14—Subsequent Events
Subsequent to September 30, 2015, we sold two SNFs, which were classified as held for sale, for aggregate net proceeds of $1.3 million.

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
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed under the heading “Risk Factors” in the Information Statement dated July 31, 2015, included as Exhibit 99.1 to our Current Report on Form 8-K, furnished to the Securities and Exchange Commission (the “SEC”) on August 5, 2015 (the “Information Statement”), and our other filings with the SEC. These factors include without limitation:

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

•	year-over-year changes in the Consumer Price Index (“CPI”) and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	our ability and the ability of our tenants and borrowers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•
the impact of increased operating costs and uninsured professional liability claims on our liquidity, financial condition and results of operations or that of our tenants or borrowers and our ability and the ability of our tenants and borrowers to accurately estimate the magnitude of those claims;

•
consolidation in the healthcare industry resulting in a change of control of, or a competitor’s investment in, one or more of our tenants or borrowers or significant changes in the senior management of our tenants or borrowers;

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
Company Overview
Care Capital Properties, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “CCP,” “we,” “us” or ‘our”) is a recently formed Delaware corporation that was created to hold the post-acute/skilled nursing facility (“SNF”) portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”).
Effective as of 11:59 p.m. on August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.
Prior to our separation from Ventas, CCP was a wholly owned subsidiary of Ventas. Prior to or concurrently with the separation, Ventas engaged in certain reorganization transactions that were designed to consolidate the ownership of its interests in 355 properties and certain loans receivable that comprise the CCP Business and transfer such interests to us. For periods prior to the separation, references to “we,” “us,” or “our” refer to the CCP Business after giving effect to the transfer of the assets and liabilities from Ventas in connection with the separation.
In connection with the spin-off, we entered into a separation and distribution agreement with Ventas, as well as a transition services agreement, a tax matters agreement, and an employee matters agreement with Ventas contemplated by the separation and distribution agreement, to provide a framework for our ongoing relationship with Ventas. Under the transition services agreement, Ventas has agreed to provide us with various accounting, tax and information technology services on a transitional basis until August 31, 2016 in exchange for a fee of $2.5 million, payable in four quarterly installments.
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
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We intend to elect to be treated as a REIT, and, therefore, subsequent to the distribution, we are operating in a manner consistent with a REIT with a diversified portfolio of SNFs and other healthcare properties located throughout the United States. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in Ventas’s books and records.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRS” or “TRS entities”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.

For periods prior to our separation from Ventas, the unaudited combined consolidated financial statements in this Quarterly Report on Form 10-Q reflect Ventas’s interest in 358 properties (including two properties that were not transferred to us as part of the separation, one property that was sold during the second quarter of 2015, one property that was sold on August 18, 2015 and five properties that were classified as held for sale as of August 18, 2015). For periods subsequent to our separation from Ventas, the unaudited combined consolidated financial statements in this Quarterly Report on Form 10-Q reflect our interest in 362 properties (including 12 properties that were classified as held for sale as of September 30, 2015). We also originate and manage a small portfolio of secured and unsecured loans, made primarily to SNF operators or secured by SNF assets.
For periods prior to our separation from Ventas, the combined consolidated financial statements have been prepared on a standalone basis and are derived from Ventas’s consolidated financial statements and accounting records and reflect our financial position, results of operations and cash flows as the CCP Business was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). For periods subsequent to our separation from Ventas, the combined consolidated financial statements reflect our financial position, results of operations and cash flows in conformity with GAAP.
For periods prior to our separation from Ventas, our equity balance (net parent investment) in the combined consolidated financial statements represents the excess of total assets over total liabilities, including the intercompany balances between us and Ventas. Net parent investment is primarily impacted by contributions from Ventas, which are the result of treasury activities and net funding provided by or distributed to Ventas prior to the separation. For periods subsequent to our separation from Ventas, our equity balance in the combined consolidated financial statements represents our equity activity starting August 18, 2015.
The following discussion provides information that management believes is relevant to an understanding and assessment of our combined consolidated financial condition and results of operations. You should read this discussion in conjunction with our combined consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview and Operating Environment
We have a diversified portfolio of SNFs and other healthcare properties operated by private and regional care providers and located throughout the United States. As of September 30, 2015, this portfolio included 100% ownership interests in 356 properties (including 12 properties that were classified as held for sale) and controlling joint venture interests in six properties.
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
2015 Highlights and Recent Developments

•
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

•
In August 2015, we completed our previously disclosed acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of our common stock, subject to a potential post-closing issuance of additional shares.

•
Also in August 2015, we entered into the Credit Agreement, comprised of a $600 million Revolver, a $600 million Term Loan and an $800 million Term Loan. See “Liquidity and Capital Resources—Unsecured Revolving Credit Facility and Term Loans.” Pursuant to the separation and distribution agreement with Ventas, we transferred approximately $1.3 billion of the proceeds from borrowings under the Term Loans to Ventas.

•
On August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.

•	In August 2015, we sold one SNF for proceeds of $1.5 million.

•
On September 1, 2015, we completed the acquisition of eight properties (seven SNFs and one campus with both skilled nursing and assisted living facilities) and simultaneously entered into a long-term master lease with Senior Care Centers, LLC (“SCC”) to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million.

•	On September 30, 2015, we paid a full third quarter cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of September 14, 2015.

•	Subsequent to September 30, 2015, we sold two SNFs, which were classified as held for sale, for aggregate net proceeds of $1.3 million.

Recent Developments Regarding Government Regulation
On July 16, 2015, the Centers for Medicare & Medicaid Services (“CMS”) published a proposed rule that would revise the requirements that long-term care facilities, including long-term acute care hospitals and SNFs, must meet to participate in the Medicare and Medicaid programs. The proposed rule outlines new quality and ethics requirements for facilities participating in Medicare and Medicaid, including, among other things, requirements for training staff, comprehensive person-centered care planning and the addition of behavioral health requirements. If the provisions in the proposed rule are finalized, they would require SNFs to: allow residents to choose their own roommates; offer visitation periods; limit bedrooms to no more than two residents; include a toilet, sink and shower in each room; and accommodate residents’ food allergies and religious and cultural preferences. This is a proposed rule and is not final. We are currently analyzing the financial implications of this proposed rule on our operators. The comment period has been extended until October 14, 2015, and we cannot assure you that the final rule issued by CMS will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity (a “Material Adverse Effect”).
Medicare Reimbursement: SNFs
On August 4, 2015, CMS published its final rule updating the prospective payment system for SNFs (“SNF PPS”) for the 2016 fiscal year (October 1, 2015 through September 30, 2016). Under the final rule, the SNF PPS standard federal payment rate would increase by 1.2% in fiscal year 2016, reflecting a 2.3% increase in the market basket index, less a 0.5% productivity adjustment and a 0.6% forecast error adjustment mandated by the Affordable Care Act. CMS estimates that net payments to SNFs as a result of the final rule will increase by approximately $430 million in fiscal year 2016. On October 5, 2015, CMS published a correction to the final rule correcting the calculations of certain wage rates in selected areas for SNFs and typographical errors. The overall rate increase of 1.2% remains unchanged.
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
Notably, under the terms of the agreements with the MMPs, skilled nursing services may be provided without a preceding stay in an acute care hospital as long as the stay was authorized by the MMP prior to the stay and the care is clinically appropriate. In addition, patients can be moved from Medicaid to Medicare without sending the patient to an acute care hospital. Potential risks of this program, however, are disruptions in reimbursement payments, complex billing procedures, greater negotiation of service rates that currently mirror resource utilization group (“RUGs”) levels and reduced length of stays for skilled nursing services over time.
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
Principles of Combination and Consolidation and Basis of Presentation
For periods prior to our separation from Ventas, the accompanying unaudited combined consolidated financial statements of the CCP Business do not represent the financial position and results of operations of a legal entity, but rather a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements and reflect significant assumptions and allocations. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net earnings income to noncontrolling interests.
For periods prior to our separation from Ventas, the combined consolidated financial statements include the attribution of certain asset and liabilities that were historically held at the Ventas corporate level, but which were specifically identifiable or attributable to us. All transactions between us and Ventas were considered to be effectively settled in the combined consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected as net contribution from or distibution to parent in the combined consolidated statements of cash flows as a financing activity and in the combined consolidated balance sheets as net parent investment. No other related party transactions or relationships are reflected in the combined consolidated financial statements.
For periods prior to our separation from Ventas, the combined consolidated financial statements include an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated pro rata primarily on the basis of revenue, headcount or other measures. We consider the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for those periods. We believe that the assumptions and estimates used in preparation of the underlying combined consolidated financial statements are reasonable. However, the combined consolidated financial statements herein do not necessarily reflect what our financial position, results of operations or cash flows would have been if we had been a standalone company during the full periods presented, nor are they necessarily indicative of our future results of operations, financial position or cash flows.
For periods subsequent to our separation from Ventas, the accompanying consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net income attributable to noncontrolling interests.
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
Estimates of fair value used in our evaluation of goodwill, investments in real estate and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon level three inputs in the fair value hierarchy, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
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
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates it is probable that we may not be able to recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we may not be able to receive the rent payments due in the future, we provide an allowance against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust the allowance to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
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
Federal Income Tax
Ventas elected to be treated as a REIT under the applicable provisions of Code for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax. We intend to elect to be treated as a REIT under the applicable provisions of the Code, beginning with the year ending December 31, 2015.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We elected to adopt this new guidance as of August 18, 2015. As a result, our term loans and other debt is presented net of $19.6 million of debt issuance costs.
In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to take advantage of the benefits of this extended transition period and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This election is irrevocable.

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

The following table sets forth average continuing occupancy rates related to the properties we owned at September 30, 2015 for the second quarter of 2015 (which is the most recent information available to us from our tenants).

	Number of Properties Owned at September 30, 2015 (1)	Average Occupancy For the Three Months Ended June 30, 2015 (1)
SNFs	312	77.9%
Specialty hospitals and healthcare assets	16	84.3
Seniors housing and campus (2)	14	80.3

(1)	Excludes properties classified as held for sale as of September 30, 2015 and certain properties for which we do not receive occupancy information.

(2)	Campus is defined as multi-level properties.
The occupancy data included in the table above has been obtained from third-party operators who may perform such computations using different methodologies and/or on an inconsistent basis from period to period. Furthermore, the occupancy data in the table above is based on licensed beds, which may be different from beds in operation at any point in time, and therefore generally lower. While we have no reason to believe that the information we receive from our operators is inaccurate in any material respect, we cannot and do not verify this information either through an independent investigation or otherwise.
Real Estate Services Fee Income
Our real estate services fee income is derived from the operations of our specialty valuation firm subsidiary and represents revenue resulting from the provision of services such as appraisal reports, preliminary market studies, market studies, self-contained appraisal reports for in-court tax appeals and in-court expert testimonials.
Interest Expense
Commencing August 17, 2015, we incur interest expense in connection with borrowings under our Credit Agreement and amortize debt issuance costs related to our indebtedness. Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on our leverage or, if applicable, unsecured long-term debt ratings. At closing of the Facility, borrowings were based on our leverage and the applicable margin was 1.70% for Revolver borrowings and 1.60% for Term Loan borrowings. As of September 30, 2015, borrowings were based on our unsecured long-term debt ratings and the applicable margin was 1.30% for Revolver borrowings and 1.50% for Term Loan borrowings. Interest expense is inclusive of our interest costs, as well as amortization of our debt issuance costs.
General, Administrative and Professional Fees
For periods prior to our separation from Ventas, the combined consolidated financial statements included herein reflect our operating results and financial position as we were operated by Ventas, rather than as an independent company. We expect to incur additional expenses to operate as an independent company, including costs for various corporate headquarters functions and incremental costs to operate a standalone support services infrastructure.
In connection with the separation and distribution, we entered into a transition services agreement with Ventas pursuant to which Ventas has agreed to provide certain corporate support services for us on a transitional basis until August 31, 2016, for a fee of $2.5 million, payable in four quarterly installments. The services being provided under the transition services agreement are services that we have historically received from Ventas and will allow us to operate independently prior to establishing a standalone support services infrastructure.
Commencing August 18, 2015, our general administrative and professional fee expenses are direct expenses attributable to our operations. These expenses also include costs incurred under the transition services agreement with Ventas and the general, administrative and professional fee expenses incurred by our specialty valuation firm subsidiary. During the transition period, we expect to incur non-recurring expenses to expand our infrastructure, some of which may be redundant with costs incurred under the transition services agreement with Ventas.

Results of Historical Operations
Three Months Ended September 30, 2015 and 2014
The table below shows our results of operations for the three months ended September 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$80,595	$72,421	$8,174	11.3%
Income from investments in direct financing leases and loans	955	856	99	11.6
Real estate services fee income	763	—	763	nm
Interest and other income	4	1	3	nm
Total revenues	82,317	73,278	9,039	12.3
Expenses:
Interest	4,090	—	(4,090)	nm
Depreciation and amortization	31,502	27,880	(3,622)	(13.0)
General, administrative and professional fees	9,216	5,712	(3,504)	(61.3)
Merger-related expenses and deal costs	991	561	(430)	(76.6)
Other	158	5,815	5,657	97.3
Total expenses	45,957	39,968	(5,989)	(15.0)
Income before income taxes, real estate dispositions and noncontrolling interests	36,360	33,310	3,050	9.2
Income tax expense	(1,024)	—	(1,024)	nm
Gain (loss) on real estate dispositions	856	(61)	917	nm
Net income	36,192	33,249	2,943	8.9
Net income attributable to noncontrolling interests	26	47	21	44.7
Net income attributable to CCP	$36,166	$33,202	2,964	8.9

nm - not meaningful

Rental Income, Net
Rental income increased during the three months ended September 30, 2015 over the prior year primarily due to rent attributable to properties acquired by Ventas in January 2015 that were transferred to us as part of the separation, rent atributable to our September 1, 2015 acquisition of eight properties and contractual rent escalations pursuant to the terms of our existing leases, partially offset by the re-establishment of market rent levels for certain properties that we re-leased to new operators during 2014 and 2015 as a result of the re-leasing and rent reallocation process described below.
The following table compares results of continuing operations for our 317 same-store properties. Throughout this discussion, “same-store” refers to properties that we owned for the full period in both comparison periods.

	For the Three Months Ended September 30,		Increase (Decrease) to Rental Income, Net
	2015	2014	$	%
	(Dollars in thousands)
Rental income	$71,184	$72,506	$(1,322)	(1.8)%
Same-store rental income decreased during the three months ended September 30, 2015 over the prior year primarily as a result of the proactive process undertaken to re-lease to new operators certain properties whose leases with the former operator were scheduled to expire in 2014, partially offset by contractual rent escalations pursuant to the terms of our existing leases.

This re-leasing process was the result of a negotiated transaction that occurred upon a renewal transaction executed by Ventas. The process reflects a reallocation of rents, which resulted in rental increases for several properties that were retained by Ventas and rental decreases for a sizeable number of properties that were transferred to us. In the course of the re-leasing process, we acquired a significant number of new tenant relationships and effectively re-established market rental levels for the transitioned properties based on the expected future cash flows at those properties. Excluding these re-leased assets, same-store rental income increased in 2015.
Real Estate Services Fee Income
This item represents the real estate services fee income associated with the operations of the specialty valuation firm we acquired in August 2015.
Interest
This item represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our Credit Agreement.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the properties acquired during 2015. In addition, we recognized a $3.8 million impairment on real estate assets during the three months ended September 30, 2015, compared to $4.3 million during the same period in 2014.
General, Administrative and Professional Fees
General, administrative and professional fees for the three months ended September 30, 2014 and the period from July 1, 2015 through August 17, 2015 represent an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Commencing August 18, 2015, our general and administrative and professional fee expenses are direct expenses attributable to our operations, including expenses incurred by our specialty valuation firm subsidiary in the amount of $0.7 million. The period subsequent to our separation from Ventas also includes one-time costs of $0.3 million associated with debt rating agency fees, $0.5 million of stock-based compensation expense associated with the one-time conversion of outstanding Ventas equity awards to awards in respect of our common stock, and $0.3 million of expenses under the transition services agreement with Ventas.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to consummated transactions. The increase for the three months ended September 30, 2015 over the prior year is primarily due to costs incurred in connection with our September 1, 2015 acquisition of eight properties.
Other
Other consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.
Gain on Real Estate Dispositions
This item represents the gain on the sale of one SNF in August 2015.

Nine Months Ended September 30, 2015 and 2014
The table below shows our results of operations for the nine months ended September 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$237,100	$221,849	$15,251	6.9%
Income from investments in direct financing leases and loans	2,680	2,542	138	5.4
Real estate services fee income	763	—	763	nm
Interest and other income	67	2	65	nm
Total revenues	240,610	224,393	16,217	7.2
Expenses:
Interest	4,075	—	(4,075)	nm
Depreciation and amortization	97,336	77,492	(19,844)	(25.6)
General, administrative and professional fees	21,499	18,314	(3,185)	(17.4)
Merger-related expenses and deal costs	4,746	964	(3,782)	nm
Other	1,278	7,251	5,973	82.4
Total expenses	128,934	104,021	(24,913)	(23.9)
Income before income taxes, real estate dispositions and noncontrolling interests	111,676	120,372	(8,696)	(7.2)
Income tax expense	(1,024)	—	(1,024)	nm
Gain (loss) on real estate dispositions	856	(61)	917	nm
Net income	111,508	120,311	(8,803)	(7.3)
Net income attributable to noncontrolling interests	138	137	(1)	(0.7)
Net income attributable to CCP	$111,370	$120,174	(8,804)	(7.3)

nm - not meaningful
Rental Income, Net
Rental income increased during the nine months ended September 30, 2015 over the prior year primarily due to rent attributable to properties acquired by Ventas in January 2015 that were transferred to us as part of the separation, rent attributable to our September 1, 2015 acquisition of eight properties and contractual rent escalations pursuant to the terms of our existing leases, partially offset by the re-establishment of market rent levels for certain properties that we re-leased to new operators during 2014 and 2015 as a result of the re-leasing and rent reallocation process described above.
The following table compares results of continuing operations for our 317 same-store properties.

	For the Nine Months Ended September 30,		Increase (Decrease) to Rental Income, Net
	2015	2014	$	%
	(Dollars in thousands)
Rental income	$212,567	$222,854	$(10,287)	(4.6)%
Same-store rental income decreased during the nine months ended September 30, 2015 over the prior year primarily as a result of the re-leasing and rent reallocation process described above, partially offset by contractual rent escalations pursuant to the terms of our existing leases.
Real Estate Services Fee Income
This item represents the real estate services fee income associated with the operations of our specialty valuation firm.

Interest
This item represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our Credit Agreement.
Depreciation and Amortization
Depreciation and amortization expense increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the properties acquired during 2015. In addition, we recognized $16.7 million of impairments on real estate assets during the nine months ended September 30, 2015, compared to $8.8 million during the same period in 2014.
General, Administrative and Professional Fees
General, administrative and professional fees for the nine months ended September 30, 2014 and the period from July 1, 2015 through August 17, 2015 represent an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Commencing August 18, 2015, our general and administrative and professional fee expenses are direct expenses attributable to our operations, including expenses incurred by our specialty valuation firm subsidiary in the amount of $0.7 million. The period subsequent to our separation from Ventas also includes one-time costs of $0.3 million associated with debt rating agency fees, $0.5 million of stock-based compensation expense associated with the one-time conversion of outstanding Ventas equity awards to awards in respect of our common stock, and $0.3 million of expenses under the transition services agreement with Ventas.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to consummated transactions. The increase for the nine months ended September 30, 2015 over the prior year is primarily due to costs allocated to us in connection with the HCT acquisition and costs incurred in connection with our September 1, 2015 acquisition of eight properties.
Other
Other consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.
Gain on Real Estate Dispositions
This item primarily represents the gain on the sale of one SNF in August 2015.

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
Funds From Operations, Normalized Funds From Operations and Normalized Funds Available for Distribution
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations (“FFO”), normalized FFO and Normalized Funds Available for Distribution (“FAD”) to be appropriate measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding income taxes, stock-based compensation expense associated with the spin-related conversion of awards, transition services fee expense, merger-related expenses and deal costs, initial debt rating agency costs and amortization of other intangibles (which may be recurring in nature). Normalized FAD represents normalized FFO excluding amortization of above and below market lease intangibles, accretion of direct financing lease, other amortization, straight-line rental adjustments, non-revenue enhancing capital expenditures and stock-based compensation, but including merger-related expenses and deal costs.
The following table summarizes our FFO, normalized FFO and normalized FAD for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to CCP	$36,166	$33,202	$111,370	$120,174
Adjustments:
Real estate depreciation and amortization	31,367	27,775	97,015	77,183
Real estate depreciation related to noncontrolling interests	(68)	(107)	(202)	(321)
(Gain) loss on real estate dispositions	(856)	61	(856)	61
FFO attributable to CCP	66,609	60,931	207,327	197,097
Adjustments:
Income tax expense	1,024	—	1,024	—
Stock-based compensation expense associated with spin-related conversion of awards	542	—	542	—
Transition services fee expense	293	—	293	—
Merger-related expenses and deal costs	991	561	4,746	964
Initial debt rating agency costs	477	—	477	—
Amortization of other intangibles	89	—	89	—
Normalized FFO attributable to CCP	70,025	61,492	214,498	198,061
Non-cash items included in Normalized FFO:
Amortization of above and below market and lease intangibles, net	(2,164)	(2,679)	(6,835)	(8,770)
Accretion of direct financing lease	(345)	(297)	(996)	(890)
Other amortization	(35)	(26)	(102)	118
Straight-lining of rental income, net	(46)	(56)	(125)	(242)
Other adjustments:
Capital expenditures (1)	(5,368)	(2,055)	(13,653)	(5,616)
Stock-based compensation	1,799	—	1,799	—
Merger-related expenses and deal costs	(991)	(561)	(4,746)	(964)
Normalized FAD attributable to CCP	$62,875	$55,818	$189,840	$181,697

(1)
Capital expenditures for the three and nine months ended September 30, 2015 include amounts related to properties that transitioned operators during 2014 and 2015 and, as a result, were significantly higher than historical levels.

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides an additional manner in which to evaluate our operating performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, excluding stock-based compensation, merger-related expenses and deal costs, gains (or losses) from sales of real estate property, transition services fee expense and initial debt rating agency costs. The following table sets forth a reconciliation of our Adjusted EBITDA to net income for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$36,192	$33,249	$111,508	$120,311
Adjustments:
Interest	4,090	—	4,075	—
Income tax expense	1,024	—	1,024	—
Depreciation and amortization	31,502	27,880	97,336	77,492
Stock-based compensation	2,341	—	2,341	—
Merger-related expenses and deal costs	991	561	4,746	964
(Gain) loss on real estate dispositions	(856)	61	(856)	61
Transition services fee expense	293	—	293	—
Initial debt rating agency costs	477	—	477	—
Adjusted EBITDA	$76,054	$61,751	$220,944	$198,828
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$36,192	$33,249	$111,508	$120,311
Adjustments:
Interest and other income	(4)	(1)	(67)	(2)
Interest	4,090	—	4,075	—
Depreciation and amortization	31,502	27,880	97,336	77,492
General, administrative and professional fees	9,216	5,712	21,499	18,314
Merger-related expenses and deal costs	991	561	4,746	964
Other	158	5,815	1,278	7,251
Income tax expense	1,024	—	1,024	—
(Gain) loss on real estate dispositions	(856)	61	(856)	61
NOI	$82,313	$73,277	$240,543	$224,391
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
Market Risk
As of September 30, 2015 and December 31, 2014, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $29.3 million and $9.3 million, respectively. See “Note 5—Loans Receivable” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

	As of September 30, 2015	As of December 31, 2014
Investment mix by asset type (1):
SNFs	88.7%	91.1%
Seniors housing and campus (2)	6.9	4.6
Specialty hospitals and healthcare assets	4.4	4.3
Investment mix by tenant (1):
Senior Care Centers, LLC	19.1	2.0
Avamere Group, LLC	9.6	8.2
Signature Healthcare, LLC	4.7	5.2
All other	66.6	84.6

(1)	Ratios are based on the gross book value of tangible real estate property (excluding assets classified as held for sale) as of each reporting date.

(2)	Campus is defined as multi-level properties.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operations mix by tenant (1):
Senior Care Centers, LLC	13.2%	1.5%	10.3%	1.5%
Avamere Group, LLC	10.8	9.2	10.1	8.6
Signature Healthcare, LLC	9.9	9.4	9.9	6.7
All others	66.1	79.9	69.7	83.2
Operations mix by geographic location (1):
Texas	22.1	16.8	22.7	17.5
Massachusetts	8.5	10.4	8.7	10.1
Indiana	8.0	8.7	8.2	8.4
Kentucky	7.5	7.4	7.4	7.2
New York	5.3	5.8	5.5	5.7
All others	48.6	50.9	47.5	51.1

(1)	Ratios are based on revenues for each period presented.

We derive substantially all of our revenues by leasing assets under long-term triple-net leases with annual escalators, subject to certain limitations. Some of these escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the CPI, with caps, floors or collars.
Our three largest operators accounted for approximately 34% of our rental income for the three months ended September 30, 2015. On September 1, 2015, we completed the acquisition of eight properties (seven SNFs and one campus with both skilled nursing and assisted living facilities) and simultaneously entered into a long-term master lease with SCC to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million.
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
Liquidity and Capital Resources
For periods prior to our separation from Ventas, we and our wholly owned subsidiaries were subject to Ventas’s centralized cash management system. All payments were controlled and made by Ventas, resulting in intercompany transactions between us and Ventas that did not settle in cash.
For periods subsequent to our separation from Ventas, we maintained our own centralized cash management system in addition to the separate cash accounts associated with our joint venture entities.
As of September 30, 2015 and December 31, 2014, we had a total of $10.4 million and $2.4 million, respectively, of unrestricted cash. The cash balance at December 31, 2014 relates to our joint venture entities that did not participate in the centralized cash management system of Ventas.
During the nine months ended September 30, 2015, our principal sources of liquidity were cash flows from operations, cash on hand, borrowings under the Facility and contributions from Ventas (which were the result of treasury activities and net funding provided by Ventas prior to the separation).
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) fund acquisitions, investments and commitments, including re-development activities; and (iv) make distributions to our stockholders, as required for us to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations, borrowings under our Revolver and Term Loans, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have an adverse effect on us.
We funded our acquisition of the specialty healthcare and seniors housing valuation firm in August 2015 through the issuance of 339,602 shares of CCP common stock, and we funded our September 1, 2015 acquisition of eight properties through cash on hand, as well as borrowings under our Revolver and Term Loans.

Unsecured Revolving Credit Facility and Term Loans
In August 2015, our wholly owned subsidiary, Care Capital LP, as borrower, and CCP, Care Capital Properties GP, LLC and certain subsidiaries of Care Capital LP, as guarantors, entered into the Credit Agreement, which provides for a $600 million Revolver and $600 million and $800 million Term Loans. The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million and $800 million Term Loans mature in August 2017 and August 2020, respectively. The Credit Agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion.
Borrowings under the Facility currently bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings. At September 30, 2015, the applicable margin was 1.30% for Revolver borrowings and 1.50% for Term Loan borrowings, and we had $460 million of unused borrowing capacity available under our Revolver.
Equity
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock was reserved initially for issuance under the Plan.
Dividends
Ventas elected to be treated as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax. We intend to elect to be treated as a REIT under the applicable provisions of the Code, beginning with the year ending December 31, 2015. By qualifying for taxation as a REIT, we generally will not be subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a C corporation (i.e., a corporation generally subject to full corporate-level tax).
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
On September 30, 2015, we paid a full third quarter cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of September 14, 2015.
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

Cash Flows
The following table sets forth our sources and uses of cash flows for the periods presented:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2015	2014	$	%
	(Dollars in thousands)
Cash at beginning of period	$2,424	$2,167	$257	11.9%
Net cash provided by operating activities	206,041	183,073	22,968	12.5
Net cash used in investing activities	(498,506)	(21,579)	(476,927)	(2,210.1)
Net cash provided by (used in) financing activities	300,485	(160,965)	461,450	286.7
Cash at end of period	$10,444	$2,696	7,748	287.4
Cash Flows from Operating Activities
Cash flows from operating activities increased in 2015 over the prior year primarily due to rent from properties acquired by Ventas in January 2015 that were transferred to us as part of the separation.
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2015 and 2014 consisted primarily of cash paid for our investments in real estate ($454.8 million and $12.6 million in 2015 and 2014, respectively), investment in loans receivable ($20.1 million and $0.8 million in 2015 and 2014, respectively), development project expenditures ($12.6 million and $6.7 million in 2015 and 2014, respectively) and capital expenditures ($13.5 million and $3.4 million in 2015 and 2014, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2015 consisted primarily of proceeds from borrowings under the Facility, net of cash transferred to Ventas, as well as the payment of deferred financing costs, distributions to common stockholders and noncontrolling interests. Cash used in financing activities during the nine months ended September 30, 2014 consisted primarily of net distribution to parent ($160.7 million).
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
As of September 30, 2015 and December 31, 2014, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $29.3 million and $9.3 million, respectively.
As a result of entering into the Credit Agreement, we are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2015, at the reasonable assurance level.

Internal Control over Financial Reporting
During the third quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 13—Litigation” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in any legal proceedings reported in the Information Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On August 14, 2015, we completed the acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of our common stock, subject to a potential post-closing issuance of additional shares. The shares of common stock were issued solely to “accredited investors” (as such term is defined in Rule 501 under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

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
Date: November 12, 2015

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