Form 10-Q
period 2016-03-31
Care Capital Properties, Inc.
filed 2016-05-06
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37356

Care Capital Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1781195 (I.R.S. Employer Identification No.)
191 North Wacker Drive, Suite 1200
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at May 4, 2016:
Common Stock, $0.01 par value	83,944,027

CARE CAPITAL PROPERTIES, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Real estate investments:
Land and improvements	$269,827	$287,193
Buildings and improvements	2,870,295	2,984,257
Construction in progress	45,231	33,646
Acquired lease intangibles	95,105	101,869
	3,280,458	3,406,965
Accumulated depreciation and amortization	(707,057)	(704,210)
Net real estate property	2,573,401	2,702,755
Net investment in direct financing lease	22,186	22,075
Net real estate investments	2,595,587	2,724,830
Secured and unsecured loans receivable, net	38,378	29,727
Cash	12,548	16,995
Goodwill	144,204	145,374
Other assets	137,174	38,043
Total assets	$2,927,891	$2,954,969
Liabilities and equity
Liabilities:
Term loans and other debt	$1,530,112	$1,524,863
Tenant deposits	55,260	57,974
Lease intangible liabilities, net	120,948	130,348
Accounts payable and other liabilities	24,004	24,048
Deferred income taxes	2,024	1,889
Total liabilities	1,732,348	1,739,122
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, unissued at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 83,954 and 83,803 shares issued at March 31, 2016 and December 31, 2015, respectively	839	838
Additional paid-in capital	1,268,541	1,264,650
Dividends in excess of net income	(69,151)	(51,056)
Treasury stock, 11 and 0 shares at March 31, 2016 and December 31, 2015, respectively	(294)	—
Accumulated other comprehensive income	(5,791)	—
Total CCP equity	1,194,144	1,214,432
Noncontrolling interest	1,399	1,415
Total equity	1,195,543	1,215,847
Total liabilities and equity	$2,927,891	$2,954,969

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental income, net	$81,351	$77,700
Income from investments in direct financing lease and loans	1,182	872
Real estate services fee income	1,705	—
Interest and other income	305	1
Total revenues	84,543	78,573
Expenses:
Interest	10,067	—
Depreciation and amortization	28,641	26,076
Impairment on real estate investments and associated goodwill	5,499	5,165
General, administrative and professional fees	8,001	6,400
Merger-related expenses and deal costs	1,160	3,248
Loss on extinguishment of debt	757	—
Other	94	415
Total expenses	54,219	41,304
Income before income taxes, real estate dispositions and noncontrolling interests	30,324	37,269
Income tax expense	(421)	—
Loss on real estate dispositions	(120)	—
Net income	29,783	37,269
Net income attributable to noncontrolling interests	17	48
Net income attributable to CCP	$29,766	$37,221

Net income	29,783	37,269
Other comprehensive loss - derivatives	(5,791)	—
Total comprehensive income	23,992	37,269
Comprehensive income attributable to noncontrolling interests	17	48
Comprehensive income attributable to CCP	$23,975	$37,221

Earnings per common share:
Basic:
Net income attributable to CCP	$0.36	$0.45
Diluted:
Net income attributable to CCP	$0.36	$0.44

Dividends declared per common share	$0.57	$—

Weighted average shares used in computing earnings per common share:
Basic	83,544	83,488
Diluted	83,620	83,659

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2016 and the Year Ended December 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	Net Parent Investment	Common Stock Par Value	Additional Paid-In Capital	Dividends in Excess of Net Income	Treasury Stock	Accumulated Other Comprehensive Income	Total CCP Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	2,118,216	—	—	—	—	—	2,118,216	4,863	2,123,079
Net income attributable to CCP	98,700	—	—	44,466	—	—	143,166	—	143,166
Net change in noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Acquisition of noncontrolling interest	—	—	123	—	—	—	123	(3,223)	(3,100)
Net contribution from parent prior to separation	306,629	—	—	—	—	—	306,629	—	306,629
Distribution to parent	(1,273,000)	—	—	—	—	—	(1,273,000)	—	(1,273,000)
Issuance of common stock at separation	—	835	—	—	—	—	835	—	835
Issuance of common stock for acquisition	—	3	11,543	—	—	—	11,546	—	11,546
Transfer of remaining net parent investment to additional paid-in capital	(1,250,545)	—	1,250,545	—	—	—	—	—	—
Stock-based compensation	—	—	2,439	—	—	—	2,439	—	2,439
Dividends to common stockholders - $1.14 per share	—	—	—	(95,522)	—	—	(95,522)	—	(95,522)
Balance, December 31, 2015	$—	$838	$1,264,650	$(51,056)	$—	$—	$1,214,432	$1,415	$1,215,847
Net income attributable to CCP	—	—	—	29,766	—	—	29,766	—	29,766
Net change in noncontrolling interests	—	—	—	—	—	—	—	(16)	(16)
Issuance of common stock for acquisition	—	1	1,372	—	—	—	1,373	—	1,373
Stock-based compensation	—	—	2,519	—	(294)	—	2,225	—	2,225
Other comprehensive income	—	—	—	—	—	(5,791)	(5,791)	—	(5,791)
Dividends to common stockholders - $0.57 per share	—	—	—	(47,861)	—	—	(47,861)	—	(47,861)
Balance, March 31, 2016	$—	$839	$1,268,541	$(69,151)	$(294)	$(5,791)	$1,194,144	$1,399	$1,195,543

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$29,783	$37,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment on real estate investments and associated goodwill	33,122	30,266
Amortization of above and below market lease intangibles, net	(2,032)	(2,319)
Amortization of deferred financing fees	1,283	—
Accretion of direct financing lease	(361)	(319)
Amortization of leasing costs and other intangibles	1,018	977
Stock-based compensation	1,497	—
Straight-lining of rental income, net	(21)	(40)
Loss on real estate disposition	120	—
Loss on extinguishment of debt	757	—
Income tax benefit	135	—
Other	(26)	(32)
Changes in operating assets and liabilities:
Increase in other assets	(2,007)	(696)
Decrease in tenant deposits	(2,793)	(4,404)
Decrease in accounts payable and other liabilities	(10,091)	(5,782)
Net cash provided by operating activities	50,384	54,920
Cash flows from investing activities:
Net investment in real estate property	—	(346,244)
Investment in loans receivable	(13,879)	—
Proceeds from real estate disposals	5,390	—
Proceeds from loans receivable	9,947	341
Development project expenditures	(8,924)	(3,237)
Capital expenditures	(2,028)	(5,304)
Net cash used in investing activities	(9,494)	(354,444)
Cash flows from financing activities:
Net change in borrowings under credit facility	3,000	—
Proceeds from debt	200,000	—
Repayment of debt	(198,000)	—
Payment of deferred financing costs	(1,790)	—
Distributions to noncontrolling interests	(32)	(107)
Net contribution from (distribution to) parent prior to separation	—	298,583
Purchase of treasury stock	(654)	—
Cash distribution to common stockholders	(47,861)	—
Net cash (used in) provided by financing activities	(45,337)	298,476
Net decrease in cash	(4,447)	(1,048)
Cash at beginning of period	16,995	2,424
Cash at end of period	$12,548	$1,376

Supplemental schedule of non-cash activities:
Other acquisition-related investment activities for acquisitions prior to August 17, 2015	$—	$253,692
Transfer of real estate to loan receivable	4,432	—
Settlement of accrued acquisition costs via transfer of stock	1,372	—
Change in accrued capital expenditures	817	—
Transfer of liability accounted stock-based compensation awards to equity	1,379	—
See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Description of Business
Care Capital Properties, Inc. (together with its consolidated subsidiaries, unless the context otherwise requires or indicates, “we,” “us,” “our,” “our company” or “CCP”) is a self-administered, self-managed real estate investment trust (“REIT”) with a diversified portfolio of skilled nursing facilities (“SNFs”) and other healthcare assets operated by private regional and local care providers. We primarily generate our revenues by leasing our properties to unaffiliated tenants under long-term triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of secured and unsecured loans, made primarily to our SNF operators and other post-acute care providers.
As of March 31, 2016, our portfolio consisted of 351 properties operated by 38 private regional and local care providers, spread across 36 states and containing a total of approximately 39,000 beds/units. We are one of only three publicly traded, SNF-focused REITs, and we conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
Our company was originally formed in April 2015 to hold the post-acute/SNF portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”). Effective as of 11:59 p.m. on August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” on August 18, 2015.
Prior to the spin-off, CCP was a wholly owned subsidiary of Ventas. Prior to or concurrently with the spin-off, Ventas engaged in certain reorganization transactions to consolidate the ownership of its interests in 355 properties and certain loans receivable that comprised the CCP Business and transfer those interests to us. For periods prior to our separation from Ventas, references herein to “we,” “us,” or “our” refer to the CCP Business after giving effect to the transfer of the assets and liabilities from Ventas in connection with the separation.
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
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We intend to elect to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and subsequent to the distribution are operating in a manner that will allow us to qualify as a REIT. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in Ventas’s books and records.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
For periods prior to our separation from Ventas, our combined consolidated financial statements included in this Quarterly Report on Form 10-Q reflect Ventas’s interests in 358 properties (including two properties that were not transferred to us as part of the separation, one property that was sold during the second quarter of 2015, five properties that were sold subsequent to the separation and five additional properties that were classified as held for sale as of August 18, 2015). For the three months ended March 31, 2016, the consolidated financial statements in this Quarterly Report on Form 10-Q reflect our interest in 351 properties (including 13 properties that were classified as held for sale and reported within Other Assets on the consolidated balance sheet as of March 31, 2016).
The combined consolidated financial statements for periods prior to the separation have been prepared on a standalone basis from Ventas’s consolidated financial statements and accounting records and reflect the financial position, results of operations and cash flows of the CCP Business as it was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements for the three months ended March 31, 2016 reflect our financial position, results of operations and cash flows in conformity with GAAP.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For periods prior to our separation from Ventas, our equity balance (net parent investment) in the combined consolidated financial statements represents the excess of total assets over total liabilities, including the intercompany balances between us and Ventas. Net parent investment is primarily impacted by contributions from Ventas, which are the result of treasury activities and net funding provided by or distributed to Ventas prior to the separation. For periods subsequent to our separation from Ventas, our equity balance in the consolidated financial statements represents our equity activity starting August 18, 2015.
Note 2—Accounting Policies
The accompanying combined consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying combined consolidated financial statements and related notes should be read in conjunction with our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.
Principles of Combination and Consolidation and Basis of Presentation
Our unaudited combined consolidated financial statements for periods prior to our separation from Ventas do not represent the financial position and results of operations of a legal entity, but rather a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements and reflect significant assumptions and allocations. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net income attributable to noncontrolling interests.
For periods prior to the separation, the combined consolidated financial statements include the attribution of certain assets and liabilities that were historically held at the Ventas corporate level, but which were specifically identifiable or attributable to us. All transactions between us and Ventas were considered to be effectively settled in the combined consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected as net contribution from or distribution to parent in the combined consolidated statements of cash flows as a financing activity. No other related party transactions or relationships are reflected in the combined consolidated financial statements for those periods.
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
Our consolidated financial statements for periods subsequent to our separation from Ventas include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net income attributable to noncontrolling interests.
Noncontrolling Interests
We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify this interest as a component of consolidated equity, separate from total equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through net parent investment for periods prior to our separation from Ventas and through additional paid-in capital for periods subsequent to our separation from

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Ventas. In addition, we include net income attributable to the noncontrolling interests in net income in our combined consolidated statements of income and comprehensive income.
As of March 31, 2016 and December 31, 2015, we had a controlling interest in one joint venture entity that owned one SNF. The noncontrolling interest percentage for this joint venture was 49.0% at March 31, 2016 and December 31, 2015.
Accounting Estimates
The preparation of combined consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain.
Net Real Estate Property
Our investment in net real estate property is recorded on our consolidated balance sheets at historical cost, less accumulated depreciation and amortization. These real estate assets are initially measured upon their acquisition. We account for acquisitions using the acquisition method and allocate the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date.

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
Impairment of Long-Lived and Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to the retention or disposition of the asset. We adjust the net carrying value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale proceeds, is less than carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
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
We test goodwill for impairment at least annually, and more frequently if indicators arise. We assess qualitative factors, such as current macroeconomic conditions, state of the capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of the reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit's carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period. Additionally, when we classify our real estate assets as assets held for sale, we evaluate the entire disposal group, including the associated goodwill, for impairment.
Estimates of fair value used in our evaluation of goodwill, real estate investments and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon Level 3 inputs in the fair value hierarchy (as described below), such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
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
Net Investment in Direct Financing Lease
We lease one SNF under a lease agreement that is classified as a direct financing lease, as the tenant has a purchase obligation at the end of the lease term. The net investment in direct financing lease is recorded as a receivable on our consolidated balance sheets and represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectibility of the lease payments is reasonably assured. Income from our net investment in direct financing lease was $0.6 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.
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
Subsequent to the separation, we maintain our own centralized cash management system, in addition to separate cash accounts associated with our joint venture entities.
Tenant Deposits
Tenant deposits consist of security deposits and amounts provided by our tenants for future real estate taxes, insurance expenditures and tenant improvements related to our properties and their operations.
Fair Values of Financial Instruments
Fair value is a market-based measurement, not an entity-specific measurement, and we determine fair value based on the assumptions that we expect market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates and yield curves. Level 3 inputs are unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We use the following methods and assumptions in estimating the fair value of our financial instruments.

•	Cash—The carrying amount of cash reported on our consolidated balance sheets approximates fair value.

•
Loans receivable—We estimate the fair value of loans receivable using Level 2 and Level 3 inputs: we discount future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

•	Derivatives—We estimate the fair value of our derivatives using Level 2 inputs. See “Note 9—Borrowing Arrangements and Derivatives and Hedging Activities.”

Revenue Recognition
Triple-Net Leased Properties
Certain of our triple-net leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets.

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
Other
We recognize income from other rent, lease termination fees and all other income when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
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
Segment Reporting
As of March 31, 2016 and December 31, 2015, we operated through a single reportable business segment: triple-net leased properties. We invest in SNFs and other healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses.
Derivative Instruments and Hedging Activities
We record all derivative financial instruments on our consolidated balance sheets at fair value as of the reporting date.  Our accounting for changes in the fair value of derivative financial instruments depends on our intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the FASB’s fair value measurement guidance in Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820), we have elected to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We do not use our derivative financial instruments for trading or speculative purposes.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU
2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU
2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. Adoption of this guidance did not have a significant impact on our combined consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We elected to adopt this new guidance as of August 18, 2015. As a result, our term loans and other debt is presented net of $17.9 million and $18.1 million of unamortized debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for us beginning January 1, 2016. We have adopted this guidance; however, adoption has not impacted our combined consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which simplifies the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us beginning January 1, 2016 and is to be applied prospectively to measurement-period adjustments that occur after the effective date. We have adopted this guidance; however, adoption has not impacted our combined consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to recognize most leases on the balance sheet. This will increase reported assets and liabilities. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases, and is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are continuing to evaluate the application of this guidance and its effect on our combined consolidated financial statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Triple-Net Lease Arrangements
As of March 31, 2016, Senior Care Centers, LLC (together with its subsidiaries, “SCC”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 19.9% and 10.5% respectively, of our real estate investments based on gross book value.
For the three months ended March 31, 2016, approximately 16.4%, 14.2% and 10.7% of our total revenues were derived from our lease and loan agreements with SCC, Signature HealthCARE, LLC (together with its subsidiaries, “Signature”) and Avamere, respectively. For the three months ended March 31, 2015, approximately 10.1% of our total revenues were derived from our lease agreements with SCC (the only tenant above 10%). Each of our leases with SCC, Avamere and Signature is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our leases with SCC and Signature have guaranty and/or cross-default provisions tied to other leases with the same tenant or its affiliates, and our lease with Avamere is a pooled multi-facility master lease. Our properties were located in 36 states as of March 31, 2016, with properties in one state (Texas) accounting for more than 10% of our total revenues for the three months then ended.
If SCC, Signature or Avamere becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline. We cannot assure you that SCC, Signature or Avamere will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any failure, inability or unwillingness by SCC, Signature or Avamere to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity. We also cannot assure you that SCC, Signature or Avamere will elect to renew its respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic or other terms, if at all.
Our straight-line rent receivable balance was $0.6 million and $0.6 million, net of allowances of $92.9 million and $87.4 million, as of March 31, 2016 and December 31, 2015, respectively. We recognized charges for straight-line rent allowances within rental income, net in our combined consolidated statements of income and comprehensive income of $7.3 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively.
Note 4—Acquisitions and Dispositions of Real Estate Property
Acquisitions
On December 31, 2015, we completed the acquisition of the 6.82% noncontrolling interest in one of our former joint ventures for $3.1 million.
On September 1, 2015, we completed the acquisition of eight properties (seven SNFs and one campus with both skilled nursing and assisted living facilities) and simultaneously entered into a long-term master lease with SCC to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million. We funded this transaction through cash on hand and borrowings under our unsecured revolving credit facility and term loans (see “Note 9—Borrowing Arrangements and Derivatives and Hedging Activities”).
On August 14, 2015, we completed the acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of our common stock. This specialty valuation firm subsidiary represents our TRS. Pursuant to the purchase agreement, we agreed to issue additional shares to the sellers to the extent that the value of the common stock originally issued to the sellers based on the volume-weighted average price (“VWAP”) of the common stock over the 30 days immediately prior to the six-month anniversary of the closing of the acquisition was less than approximately $11.5 million. In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration pursuant to the purchase agreement.
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
Estimated Fair Value
We accounted for our 2015 acquisitions under the acquisition method in accordance with ASC 805. Our initial accounting for certain acquisitions completed during the year ended December 31, 2015 remains subject to further adjustment.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using Level 2 and Level 3 inputs (in thousands):

Land and improvements	$38,361
Buildings and improvements	515,620
Acquired lease intangibles	14,138
Goodwill (1)	56,275
Other assets	8,034
Total assets acquired	632,428
Tenant deposits	8,801
Lease intangible liabilities	3,729
Accounts payable and other liabilities	1,343
Total liabilities assumed	13,873
Net assets acquired	$618,555

(1)
As it relates to the HCT acquisition, goodwill was allocated to us on a relative fair value basis from total goodwill recognized by Ventas. A $1.8 million reduction of the original amount of goodwill due to HCT was recognized in 2015.

Deal Costs
As of March 31, 2016, we had incurred a cumulative total of $7.6 million of acquisition-related costs related to the acquisitions completed during the year ended December 31, 2015. All of these costs were expensed as incurred and included in merger-related expenses and deal costs in our combined consolidated statements of income and comprehensive income for the applicable periods. For the three months ended March 31, 2016 and 2015, we expensed $0.3 million and $3.2 million, respectively, of these acquisition-related costs related to the acquisitions completed during the year ended December 31, 2015. Transaction costs incurred by Ventas relating to the HCT acquisition were allocated to us based on relative property net operating income (“NOI”). Other deal costs expensed in the three months ended March 31, 2016 pertained to costs associated with ongoing transactions and negotiations with our tenants.
Dispositions
As of March 31, 2016 and December 31, 2015, we classified 13 properties and 10 properties, respectively, as assets held for sale.
In February 2016, we sold seven SNFs, which were classified as held for sale, for aggregate proceeds of $5.4 million. We recognized a loss on the sales of these assets of $0.1 million. In connection with the sale of one SNF, we made a secured loan to the purchaser in the amount of $4.5 million. See “Note 6—Loans Receivable.”
In the fourth quarter of 2015, we sold four SNFs, which were classified as held for sale, for aggregate proceeds of $4.5 million. We recognized a loss on the sales of these assets of $0.2 million. Of the properties sold in the quarter, two were acquired in the HCT transaction and transferred to us in connection with the separation. Six properties acquired in the HCT transaction were classified as held for sale as of December 31, 2015. In August 2015, we sold one SNF for proceeds of $1.5 million and recognized a gain on the sale of $0.9 million. In June 2015, we sold one SNF at its carrying value, resulting in neither a gain nor a loss.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Summary Specialty Valuation Firm Statement of Income
Below is a summary of the statement of income for the specialty valuation firm we acquired in August 2015 for the three months ended March 31, 2016 (in thousands):

Revenues:
Real estate services fee income	$1,705
Total revenues	1,705
Expenses:
Depreciation and amortization	184
General, administrative and professional fees	1,348
Total expenses	1,532
Income before income taxes	173
Income tax expense	50
Net income	$123

Note 6—Loans Receivable
Below is a summary of our loans receivable as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Secured loans receivable, net	$9,652	$9,560	$5,255	$4,494
Unsecured loans receivable, net	28,726	27,941	24,472	24,188
Total secured and unsecured loans receivable, net	$38,378	$37,501	$29,727	$28,682

Secured loans receivable, net represents one loan that has a stated interest rate of 9.75%, matures in 2018 and is secured by one SNF located in Florida and one loan that has a stated interest rate of 10.0%, matures in 2017 and is secured by one SNF located in Ohio.
In March 2016, in connection with the transition of 14 SNFs from our existing tenant to two replacement operators, we agreed to make working capital loans in an aggregate amount of up to $13.0 million to the replacement operators. In addition, we purchased a $7.3 million self-liquidating working capital loan secured by accounts receivable of the former tenant. As of March 31, 2016, these working capital loans had an aggregate outstanding principal balance of $5.3 million.
In February 2016, we sold one SNF in Ohio to the existing operator for $4.5 million. As consideration for this property, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. For GAAP accounting purposes, interest payments on the note represent unrecognized profit, which is presented net against the loan receivable amount.
In December 2015, we made a $1 million, four-year fully amortizing loan to Signature in connection with its acquisition from Elmcroft Senior Living, Inc. of the operations of 18 SNFs owned by us.
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

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Intangibles and Goodwill
The following is a summary of our intangibles and goodwill as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$59,395	11.5	$64,516	11.4
In-place lease intangibles	35,711	13.2	37,353	13.4
Tradename, technology and customer relationships	2,950	4.2	2,950	4.5
Accumulated amortization	(41,277)	N/A	(45,390)	N/A
Goodwill	144,204	N/A	145,374	N/A
Net intangible assets	$200,983	11.9	$204,803	12.3
Intangible liabilities:
Below market lease intangibles	$184,789	14.9	$194,141	14.9
Above market ground lease intangibles	1,907	52.7	1,907	52.9
Accumulated amortization	(71,294)	N/A	(75,052)	N/A
Purchase option intangibles	5,546	N/A	9,352	N/A
Net intangible liabilities	$120,948	15.5	$130,348	15.5

N/A—Not Applicable.
Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our consolidated balance sheets. Tradename, technology and customer relationships are associated with our specialty valuation firm subsidiary and included in other assets on our consolidated balance sheets. For the three months ended March 31, 2016 and 2015, our net amortization related to all of these intangibles was $1.2 million and $1.6 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2016 and the subsequent four years is as follows: remainder of 2016 - $3.5 million; 2017 - $4.7 million; 2018 - $4.6 million; 2019 - $5.1 million; and 2020 - $4.9 million.
The following table displays a rollforward of the carrying amount of goodwill from January 1, 2015 to March 31, 2016 (in thousands):

Balance as of January 1, 2015	$88,959
Additions	56,992
Disposals	(577)
Balance as of December 31, 2015	145,374
Additions	—
Disposals	(1,170)
Balance as of March 31, 2016	$144,204

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Assets
The following is a summary of our other assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Straight-line rent receivables, net	$600	$579
Deferred lease costs	6,700	6,895
Assets held for sale	112,803	15,035
Other, net	17,071	15,534
Total other assets	$137,174	$38,043

Note 9—Borrowing Arrangements and Derivatives and Hedging Activities
Borrowing Arrangements
The following is a summary of our term loans and other debt as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Unsecured revolving credit facility	$146,000	$143,000
Unsecured term loan due 2017	402,000	600,000
Unsecured term loan due 2020	800,000	800,000
Unsecured term loan due 2023	200,000	—
Total	1,548,000	1,543,000
Unamortized debt issuance costs	17,888	18,137
Term loans and other debt	$1,530,112	$1,524,863

In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC, as guarantors, entered into a Term Loan and Guaranty Agreement (the “Term Loan Agreement”) with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 (the “$200 million Term Loan”) at an interest rate of LIBOR plus an applicable margin based on on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at March 31, 2016. We used the proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under our $600 million unsecured term loan due 2017 (the “$600 million Term Loan”). Also in January 2016, we entered into agreements to swap a total of $600 million of debt, effectively converting the interest on that debt from floating rates to fixed rates. The swap agreements have terms of 4.6 years and 7 years.
On August 17, 2015, Care Capital Properties, LP, as borrower, and CCP, Care Capital Properties GP, LLC and certain subsidiaries of Care Capital LP, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”), comprised of a $600 million unsecured revolving credit facility (the “Revolver”), the $600 million Term Loan and an $800 million unsecured term loan due 2020 (the “$800 million Term Loan” and, together with the Revolver and the $600 million Term Loan, the “Facility”). The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million and $800 million Term Loans mature in August 2017 and August 2020, respectively. The Credit Agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion.
Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings. At March 31, 2016, the applicable margin was 1.30% for Revolver borrowings and 1.50% for Term Loan borrowings, and we had approximately $454 million of unused borrowing capacity available under the Revolver.
In September 2015, subsidiaries of Care Capital LP were released as guarantors under the Credit Agreement.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We consider the carrying value of our term loans and other debt to be consistent with fair market value.
Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. As of March 31, 2016, we had eight outstanding interest rate swaps with a combined notional amount of $600 million that were designated as cash flow hedges of interest rate risk. During the three months ended March 31, 2016, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that an additional $4.4 million will be reclassified as an increase to interest expense.
The table below presents the fair value of our derivative financial instruments, as well as their classification on the consolidated balance sheet as of March 31, 2016, (in thousands).

	Liability Derivative
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2016 Fair Value
Interest rate contracts	Accounts payable and other liabilities	$5,791
The table below presents the effect of our derivative financial instruments on the combined consolidated statement of income and comprehensive income for the three months ended March 31, 2016 (in thousands).

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Interest rate contracts	$(6,708)	Interest expense	$(917)
We do not offset our derivative financial instrument liability against any derivative financial instrument assets as of March 31, 2016.
Credit-Risk-Related Contingent Features
Our agreements with each of our derivative counterparties provide that we could be in default on our derivative obligations if the underlying indebtedness is accelerated by the lender due to our default on that indebtedness. As of March 31, 2016, the fair value of the derivative is in a net liability position of $5.8 million, which includes accrued interest but excludes any adjustment for nonperformance risk. As of March 31, 2016, we were not required to, nor did we, post any collateral related to these agreements. If we had breached any of these provisions at March 31, 2016, we could have been required to settle our obligations under the agreements at their termination value of $5.8 million.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Disclosure of Derivative Financial Instruments
Currently, we use interest rate swaps to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market forward interest rate curves.
To comply with the provisions of ASC 820, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements (such as collateral postings, thresholds, mutual puts and guarantees).
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs (such as estimates of current credit spreads) to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of March 31, 2016 and December 31, 2015 were classified as Level 2 of the fair value hierarchy.
The table below presents our derivative financial instrument liability measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
Derivative financial instruments liability	$—	$5,791	$—	$5,791
Note 10—Income Taxes
We intend to elect to be treated as a REIT under the Code, beginning with the taxable year ended December 31, 2015. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income tax. We test our compliance with the REIT rules on a quarterly and annual basis to ensure that we are in compliance. We also review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. However, as a result of our structure, we may be subject to income or franchise taxes in certain states and municipalities.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs. We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
Although the TRS will be required to pay minimal federal income taxes for the three months ended March 31, 2016, the related federal income tax liability may increase in future periods.
Our consolidated provision for income taxes for the three months ended March 31, 2016 was an expense of $0.4 million. There was no tax expense for the three months ended March 31, 2015.
Our net deferred tax liabilities totaled $2.0 million as of March 31, 2016 and primarily reflect differences between the financial reporting and tax bases of fixed and intangible assets. The net deferred tax liability was $1.9 million as of December 31, 2015.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2015 and subsequent years.
We had no uncertain tax positions which would require us to record a tax exposure liability.
Note 11—Stock-Based Compensation
Prior to our separation from Ventas, certain of our employees participated in stock-based compensation plans administered by Ventas. In connection with the spin-off, outstanding Ventas equity awards held by our employees were converted into awards of our common stock.

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
During the three months ended March 31, 2016, we granted stock-based compensation awards to employees under the Plan having a value of $5.3 million. These awards generally vest in three equal annual installments beginning on the date of grant or on the first anniversary of the date of grant.
Note 12—Earnings Per Share
Basic and diluted earnings per share the three months ended March 31, 2015 were retroactively restated for the number of basic and diluted shares outstanding immediately following our separation from Ventas. The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income attributable to CCP	$29,766	$37,221
Denominator:
Denominator for basic earnings per share—weighted average shares	83,544	83,488
Effect of dilutive securities:
Stock options	4	82
Restricted stock	72	89
Denominator for diluted earnings per share—adjusted weighted average shares	83,620	83,659
Basic earnings per share:
Net income attributable to CCP	$0.36	$0.45
Diluted earnings per share:
Net income attributable to CCP	$0.36	$0.44

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
On August 14, 2015, we completed the acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of our common stock. Pursuant to the purchase agreement, we agreed to issue additional shares to the sellers to the extent the value of the common stock originally issued to the sellers based on the VWAP of the common stock over the 30 days immediately prior to the six-month anniversary of the closing of the acquisition was less than approximately $11.5 million. In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration pursuant to the purchase agreement.
Dividends
On March 31, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 21, 2016.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires or indicates, references herein to “we,” “us,” “our,” “our company,” and “CCP” generally mean Care Capital Properties, Inc. and its consolidated subsidiaries.
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
Factors that could cause our actual future results and trends to differ materially from those anticipated are discussed under “Risk Factors” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016, and include without limitation:

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

•
the ability of our tenants to operate our properties in compliance with applicable laws, rules and regulations, to deliver high-quality services, to hire and retain qualified personnel, to attract residents and patients, and to participate in government or managed care reimbursement programs;

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

•
consolidation in the healthcare industry resulting in a change of control of, or a competitor’s investment in, one or more of our tenants or borrowers or significant changes in the senior management of any of our tenants or borrowers;

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
Our company was originally formed in April 2015 to hold the post-acute/SNF portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”). Effective as of 11:59 p.m. on August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the close of business on August 10, 2015. As a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange (“NYSE”) under the symbol “CCP” as of August 18, 2015.
Prior to the spin-off, CCP was a wholly owned subsidiary of Ventas. Prior to or concurrently with the separation, Ventas engaged in certain reorganization transactions to consolidate the ownership of its interests in 355 properties and certain loans receivable that comprised the CCP Business and transfer those interests to us. For periods prior to our separation from Ventas, references herein to “we,” “us,” or “our” refer to the CCP Business after giving effect to the transfer of the assets and liabilities from Ventas in connection with the separation.
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
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We intend to elect to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and subsequent to the distribution are operating in a manner that will allow us to qualify as a REIT. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of those assets and liabilities reflected in Ventas’s books and records.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
For periods prior to our separation from Ventas, our combined consolidated financial statements included in this Quarterly Report on Form 10-Q reflect Ventas’s interests in 358 properties (including two properties that were not transferred to us as part of the separation, one property that was sold during the second quarter of 2015, five properties that were sold subsequent to the separation and five additional properties that were classified as held for sale of August 18, 2015). For the three months ended March 31, 2016, the consolidated financial statements in this Quarterly Report on Form 10-Q reflect our interest in 351 properties (including 13 properties that were classified as held for sale as of March 31, 2016).
The combined consolidated financial statements for periods prior to the separation have been prepared on a standalone basis from Ventas’s consolidated financial statements and accounting records and reflect the financial position, results of operations and cash flows of the CCP Business as it was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements for the three months ended March 31, 2016 reflect our financial position, results of operations and cash flows in conformity with GAAP.
For periods prior to our separation from Ventas, our equity balance (net parent investment) in the combined consolidated financial statements represents the excess of total assets over total liabilities, including the intercompany balances between us and Ventas. Net parent investment is primarily impacted by contributions from Ventas, which are the result of treasury activities and net funding provided by or distributed to Ventas prior to the separation. For periods subsequent to our separation from Ventas, our equity balance in the consolidated financial statements represents our equity activity starting August 18, 2015.
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
As of March 31, 2016, our portfolio consisted of 351 properties operated by 38 private regional and local care providers, spread across 36 states, and containing a total of approximately 39,000 beds/units. We are currently one of only three publicly traded, SNF-focused REITs, and we conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
2016 Highlights and Recent Developments

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

•
As previously disclosed, in March 2016, we entered into a transition and settlement agreement with the tenant in 14 SNFs that provides for, among other things, a consensual transition of the properties to two replacement operators. The tenant had ceased paying rent to us beginning January 1, 2016. Also in March 2016, we entered into separate master leases with the replacement operators to become effective upon receipt of the required state regulatory approvals, and the replacement operators assumed management of the properties pursuant to management agreements with the tenant. In connection with these transitions, we made or purchased certain working capital loans. We cannot provide any assurances as to whether or when the regulatory approvals will be granted and the new master leases with respect to the properties will commence.

•
In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration for the acquisition of our specialty healthcare and seniors housing valuation firm pursuant to the purchase agreement.

•	In February 2016, we transitioned three SNFs to a new operator under the same rental terms.

•
In February 2016, we sold six SNFs for aggregate proceeds of $5.4 million. We also sold one SNF to the existing operator for $4.5 million. As consideration for this property, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. All seven SNFs sold were classified as held for sale as of December 31, 2015.

•	On March 31, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 21, 2016.

Recent Developments Regarding Government Regulation
Medicare Reimbursement: SNFs
On April 25, 2016, the Centers for Medicare & Medicaid Services (“CMS”) published its proposed rule updating the prospective payment system for SNFs (“SNF PPS”) for the 2017 fiscal year (October 1, 2016 through September 30, 2017). Under the proposed rule, the SNF PPS standard federal payment rate would increase by 2.1% in fiscal year 2017, reflecting a 2.6% increase in the market basket index, less a 0.5% productivity factor adjustment. CMS estimates that net payments to SNFs as a result of the proposed rule would increase by approximately $800 million in fiscal year 2017. In addition, CMS proposes additional measures pertaining to the SNF Quality Reporting Program, as well as the SNF Value-Based Purchasing Program, and other standards aimed at implementing value-based purchasing for SNFs. This is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS until June 20, 2016, and a final rule is expected to be announced no later than August 1, 2016.
We regularly assess the financial implications of CMS’s rules and other federal legislation on our SNF operators, but we cannot assure you that any pending or future updates to SNF PPS or Medicare reimbursement for SNFs, or any future payment reforms related to bundled payment programs, value-based purchasing efforts or otherwise, will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations or on their ability to satisfy their obligations to us.
Medicaid Reimbursement
On April 25, 2016, CMS released its final rule setting forth a range of new requirements and regulations for states and Medicaid managed care plans, including implementation of medical loss ratios, actuarial soundness standards, availability of services, adequate capacity and network adequacy standards, as well as the requirement that states establish Medicaid managed care quality ratings, among other things.
Critical Accounting Policies and Estimates
Our combined consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
We test goodwill for impairment at least annually, and more frequently if indicators arise. We assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of the reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon Level 3 inputs in the fair value hierarchy, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Revenue Recognition
Triple-Net Leased Properties
Certain of our triple-net leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our consolidated balance sheets.
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
Federal Income Tax
Ventas elected to be treated as a REIT under the applicable provisions of Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax. We intend to elect to be treated as a REIT under the applicable provisions of the Code, beginning with the year ended December 31, 2015.
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. Adoption of this guidance did not have a significant impact on our combined consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. We elected to adopt this new guidance as of August 18, 2015. As a result, our term loans and other debt is presented net of $17.9 million and $18.1 million of unamortized debt issuance costs as of March 31, 2016 and December 31, 2015, respectively.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which provides explicit guidance to help companies evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the license consistent with its accounting for other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for us beginning January 1, 2016. We have adopted this guidance; however, adoption has not impacted our combined consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which simplifies the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us beginning January 1, 2016 and is to be applied prospectively to measurement-period adjustments that occur after the effective date. We have adopted this guidance; however, adoption has not impacted our combined consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to recognize most leases on the balance sheet. This will increase reported assets and liabilities. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases, and is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are continuing to evaluate the application of this guidance and its effect on our combined consolidated financial statements.
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
The following table sets forth average continuing occupancy rates related to the properties we owned at March 31, 2016 (excluding properties classified as held for sale) for the trailing 12 months ended December 31, 2015 (which is the most recent information available to us from our tenants).

	Number of Properties Owned at March 31, 2016	Average Occupancy For the Trailing 12 Months Ended December 31, 2015 (1)
SNFs	309	78.0%
Specialty hospitals and healthcare assets	15	83.0
Seniors housing communities and campuses (2)	14	80.1

(1)	Excludes certain properties for which we do not receive occupancy information.

(2)	Campuses are defined as multi-level properties.
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
Interest Expense
Commencing August 17, 2015, we have incurred interest expense in connection with borrowings under our revolving credit facility and term loans, and we amortize debt issuance costs related to our indebtedness. Borrowings under our existing indebtedness bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on our leverage or, if applicable, unsecured long-term debt ratings. As of March 31, 2016, borrowings were based on our unsecured long-term debt ratings and the applicable margin was 1.30% for revolver borrowings, 1.50% for borrowings under our $600 million and $800 million term loans and 1.80% for borrowings under our $200 million Term Loan. Interest expense is inclusive of our interest costs, as well as amortization of our debt issuance costs. To mitigate some of our interest rate risk, in January 2016, we entered into various agreements to swap $400 million of our $800 million term loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full notional amount of our $200 million Term Loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%.
General, Administrative and Professional Fees
For periods prior to our separation from Ventas, the combined consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q reflect the operating results and financial position of the CCP Business as it was operated by Ventas, rather than as an independent company. We have incurred and expect to incur additional expenses to operate as an independent company, including costs for various corporate headquarters functions and incremental costs to operate a standalone support services infrastructure.
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

Results of Historical Operations
Three Months Ended March 31, 2016 and 2015
The table below shows our results of operations for the three months ended March 31, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$81,351	$77,700	$3,651	4.7%
Income from investments in direct financing lease and loans	1,182	872	310	35.6
Real estate services fee income	1,705	—	1,705	nm
Interest and other income	305	1	304	nm
Total revenues	84,543	78,573	5,970	7.6
Expenses:
Interest	10,067	—	(10,067)	nm
Depreciation and amortization	28,641	26,076	(2,565)	(9.8)
Impairment on real estate investments and associated goodwill	5,499	5,165	(334)	(6.5)
General, administrative and professional fees	8,001	6,400	(1,601)	(25.0)
Merger-related expenses and deal costs	1,160	3,248	2,088	64.3
Loss on extinguishment of debt	757	—	(757)	nm
Other	94	415	321	77.3
Total expenses	54,219	41,304	(12,915)	(31.3)
Income before income taxes, real estate dispositions and noncontrolling interests	30,324	37,269	(6,945)	(18.6)
Income tax expense	(421)	—	(421)	nm
Loss on real estate dispositions	(120)	—	(120)	nm
Net income	29,783	37,269	(7,486)	(20.1)
Net income attributable to noncontrolling interests	17	48	31	64.6
Net income attributable to CCP	$29,766	$37,221	(7,455)	(20.0)

nm - not meaningful

Rental Income, Net
Rental income increased during the three months ended March 31, 2016 over the prior year primarily due to rent attributable to properties acquired in 2015 and contractual rent escalations pursuant to the terms of our existing loans, offset by re-leasings and operator transitions.
The following table compares results of continuing operations for our 303 same-store properties. Same-store refers to properties owned by us for the full period in each comparison period, excluding properties classified as assets held for sale.

	For the Three Months Ended March 31,		Increase (Decrease) to Rental Income, Net
	2016	2015	$	%
	(Dollars in thousands)
Rental income	$65,233	$66,326	$(1,093)	(1.6)%
Same-store rental income decreased during the three months ended March 31, 2016 over the prior year primarily as a result of operator transitions.

Income from Investments in Direct Financing Lease and Loans
Income from investments in direct financing lease and loans, which represents the income from our direct financing lease and our secured and unsecured loans receivable, increased in 2015 over the prior year due to the loans we made in 2015 and 2016.
Real Estate Services Fee Income
Real estate services fee income represents revenue generated by our specialty valuation firm subsidiary, which we acquired in August 2015, for services such as appraisal reports, preliminary market studies, market studies, self-contained appraisal reports for in-court tax appeals and in-court expert testimonials.
Interest
This item represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our revolver and term loans.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the properties acquired during 2015.
Impairment on Real Estate Investments and Associated Goodwill
We recognized a $5.5 million impairment on real estate assets and associated goodwill during the three months ended March 31, 2016, compared to $5.2 million during the same period in 2015. The increase in 2016 can be attributed primarily to our decision to pursue the sale or transition of certain properties in our portfolio.
General, Administrative and Professional Fees
General, administrative and professional fees for the three months ended March 31, 2015 included an allocation of expenses related to certain Ventas corporate functions prior to August 18, 2015, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Subsequent to our separation from Ventas, our general and administrative and professional fee expenses are direct expenses attributable to our operations. The three months ended March 31, 2016 includes $0.6 million of expense attributable to our transition services agreement with Ventas, as well as expenses incurred by our specialty valuation firm subsidiary in the amount of $1.3 million.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to consummated transactions. The decrease for the three months ended March 31, 2016 over the prior year is primarily due to the absence of completed acquisitions in the first quarter of 2016.
Other
Other consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.
Loss on Real Estate Dispositions
This item represents the loss on the sale of seven SNFs for the three months ended March 31, 2016. There were no dispositions in the prior year period.

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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding income taxes, transition services fee expense, merger-related expenses and deal costs, amortization of other intangibles (which may be recurring in nature), loss on extinguishment of debt and interest and other income. Normalized FAD represents normalized FFO excluding amortization of above and below market lease intangibles, amortization of deferred financing fees, accretion of direct financing lease, other amortization, straight-line rental adjustments, non-revenue enhancing capital expenditures and stock-based compensation, but including merger-related expenses and deal costs on a cash basis.

The following table summarizes our FFO, normalized FFO and normalized FAD for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income attributable to CCP	$29,766	$37,221
Adjustments:
Real estate depreciation and amortization	28,456	25,983
Real estate depreciation related to noncontrolling interests	(37)	(66)
Impairment on real estate investments and associated goodwill	5,499	5,165
Loss on real estate dispositions	120	—
FFO attributable to CCP	63,804	68,303
Adjustments:
Income tax expense	421	—
Transition services fee expense	602	—
Merger-related expenses and deal costs	1,160	3,248
Amortization of other intangibles	171	—
Loss on extinguishment of debt	757	—
Interest and other income	(305)	—
Normalized FFO attributable to CCP	66,610	71,551
Non-cash items included in Normalized FFO:
Amortization of above and below market and lease intangibles, net	(2,032)	(2,319)
Amortization of deferred financing fees	1,283	—
Accretion of direct financing lease	(361)	(319)
Other amortization	(26)	(32)
Straight-lining of rental income, net	(21)	(40)
Other adjustments:
Capital expenditures	(2,028)	(5,303)
Stock-based compensation	1,679	—
Merger-related expenses and deal costs	(865)	(3,248)
Normalized FAD attributable to CCP	$64,239	$60,290

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides an additional manner in which to evaluate our operating performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, excluding stock-based compensation, merger-related expenses and deal costs, loss on extinguishment of debt, gains (or losses) from sales of real estate property, interest and other income and transition services fee expense. The following table sets forth a reconciliation of our Adjusted EBITDA to net income for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$29,783	$37,269
Adjustments:
Interest	10,067	—
Income tax expense	421	—
Depreciation and amortization	28,641	26,076
Impairment on real estate investments and associated goodwill	5,499	5,165
Stock-based compensation	1,679	—
Merger-related expenses and deal costs	1,160	3,248
Loss on extinguishment of debt	757	—
Loss on real estate dispositions	120	—
Interest and other income	(305)	—
Transition services fee expense	602	—
Adjusted EBITDA	$78,424	$71,758
NOI
We also consider NOI an important supplemental measure to net income because it enables investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less real estate services fee income and interest and other income. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of our NOI to net income for the periods presented:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$29,783	$37,269
Adjustments:
Real estate services fee income	(1,705)	—
Interest and other income	(305)	(1)
Interest	10,067	—
Depreciation and amortization	28,641	26,076
Impairment on real estate investments and associated goodwill	5,499	5,165
General, administrative and professional fees	8,001	6,400
Merger-related expenses and deal costs	1,160	3,248
Loss on extinguishment of debt	757	—
Other	94	415
Income tax expense	421	—
Loss on real estate dispositions	120	—
NOI	$82,533	$78,572

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
Market Risk
As of March 31, 2016 and December 31, 2015, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $37.5 million and $28.7 million, respectively. See “Note 6—Loans Receivable” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Concentration and Credit Risk
We use concentration ratios to identify, understand and evaluate the potential impact of economic downturns and other adverse events that may affect our asset types, geographic locations and tenants. We evaluate concentration risk in terms of real estate investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated by a particular tenant. Operations mix measures the percentage of our operating results that is attributed to a specific asset type or a particular tenant. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2016	As of December 31, 2015
Investment mix by asset type (1):
SNFs	88.5%	88.3%
Seniors housing communities and campuses (2)	6.8	7.3
Specialty hospitals and healthcare assets	4.7	4.4
Investment mix by tenant (1):
Senior Care Centers, LLC	19.9	19.2
Avamere Group, LLC	10.5	10.0
Signature HealthCARE, LLC	8.9	8.5
All other	60.7	62.3

(1)	Ratios are based on the gross book value of tangible real estate property (excluding assets classified as held for sale) as of each reporting date.

(2)	Campuses are defined as multi-level properties.

	For the Three Months Ended March 31,
	2016	2015
Operations mix by asset type (1):
SNFs	87.7%	90.1%
Seniors housing communities and campuses (2)	5.4	3.1
Specialty hospitals and healthcare assets	3.4	5.7
All other	3.5	1.1
Operations mix by tenant (1):
Senior Care Centers, LLC	16.4	10.1
Avamere Group, LLC	10.7	8.5
Signature HealthCARE, LLC	14.2	9.8
All other	58.7	71.6

(1)	Ratios are based on revenues for each period presented.

(2)	Campuses are defined as multi-level properties.

We derive substantially all of our revenues by leasing assets under long-term triple-net leases with annual escalators, subject to certain limitations. Some of these escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in CPI, with caps, floors or collars.
Our three largest operators accounted for approximately 41.3% of our total revenues for the three months ended March 31, 2016. The failure or unwillingness of any of these tenants to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof could have a material adverse effect on our business, financial condition, results of operations and liquidity. We cannot provide any assurances that these tenants and/or their respective subsidiaries or affiliates will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective lease and other obligations to us. We also cannot provide any assurances that any of our tenants, and in particular our three largest operators, will elect to renew their leases with us upon expiration or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic and other terms, if at all.
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
As of March 31, 2016 and December 31, 2015, we had a total of $12.5 million and $17.0 million, respectively, of unrestricted cash.
During the three months ended March 31, 2016, our principal sources of liquidity were cash flows from operations, cash on hand, borrowings under our revolving credit facility and dispositions of assets.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements (estimated interest expense of $35.5 million), and refinance debt; (iii) fund acquisitions, investments and commitments, including re-development activities; and (iv) make distributions to our stockholders, as required for us to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations, borrowings under our revolving credit facility, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have an adverse effect on us.
Unsecured Revolving Credit Facility and Term Loans
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC, as guarantors, entered into the Term Loan Agreement relating to the $200 million Term Loan. Borrowings under the $200 million Term Loan currently bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at March 31, 2016. We used the proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under our $600 million unsecured term loan due 2017 (the “$600 million Term Loan”).

As of March 31, 2016, we also had $146.0 million of borrowings outstanding under our unsecured revolving credit facility (the “Revolver”), $402 million of borrowings outstanding under our $600 million Term Loan, an $800 million unsecured term loan due 2020 (the “$800 million Term Loan” and, together with the Revolver and the $600 million Term Loan, the “Facility”), and $454.0 million of unused borrowing capacity available under the Revolver. The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the credit agreement and payment of a customary fee, for two additional six-month periods. The $600 million and $800 million Term Loans mature in August 2017 and August 2020, respectively. The credit agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion.
In January 2016, we entered into various agreements to swap $400 million of the $800 million Term Loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full notional amount of the $200 million Term Loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%.
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
We expect that our cash flows will exceed our REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income and that we will be able to satisfy the 90% distribution requirement. However, from time to time, we may not have sufficient cash on hand or other liquid assets to meet this requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash on hand or other liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing.
On March 31, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 21, 2016.
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

Cash Flows
The following table sets forth our sources and uses of cash flows for the periods presented:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2016	2015	$	%
	(Dollars in thousands)
Cash at beginning of period	$16,995	$2,424	$14,571	nm
Net cash provided by operating activities	50,384	54,920	(4,536)	(8.3)%
Net cash used in investing activities	(9,494)	(354,444)	344,950	97.3
Net cash (used in) provided by financing activities	(45,337)	298,476	(343,813)	(115.2)
Cash at end of period	$12,548	$1,376	11,172	nm

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased in 2016 over the prior year primarily due to interest expense. Prior to the spin-off, we did not have any outstanding debt.
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2016 and 2015 consisted primarily of cash paid for our investments in real estate ($0.0 million and $346.2 million in 2016 and 2015, respectively), investment in loans receivable ($13.9 million and $0.0 million in 2016 and 2015, respectively), proceeds from real estate disposals and loans receivable ($15.3 million and $0.3 million in 2016 and 2015, respectively), development project expenditures ($8.9 million and $3.2 million in 2016 and 2015, respectively), and capital expenditures ($2.0 million and $5.3 million in 2016 and 2015, respectively).
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2016 consisted primarily of the payment of deferred financing costs and distributions to common stockholders. Cash provided by financing activities during the three months ended March 31, 2015 consisted primarily of net contribution from parent of $298.6 million.
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
As of March 31, 2016 and December 31, 2015, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $37.5 million and $28.7 million, respectively.
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps for a total of $600 million of borrowings to mitigate this risk.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2016.
Internal Control over Financial Reporting
During the first quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 14—Litigation” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in any legal proceedings reported in the Information Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On February 12, 2016, we issued 56,377 shares of our common stock to the sellers as additional consideration for the acquisition of our specialty valuation firm subsidiary pursuant to the purchase agreement. The shares of common stock were issued solely to “accredited investors” (as such term is defined in Rule 501 under the Securities Act) in reliance on the exemption from registration provided by Regulation D under the Securities Act.
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2016:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	17,015	$29.60
February 1 through February 29	—	—
March 1 through March 31	5,546	27.95

(1)
Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2015 Incentive Plan and under various Ventas incentive plans (which were converted into awards of our common stock in connection with our spin-off from Ventas). The value of the shares withheld is the closing price of our common stock on the date the vesting occurred (or, if not a trading day, the immediately preceding trading day).

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
10.1
Term Loan and Guaranty Agreement, dated as of January 29, 2016, by and among Care Capital Properties, LP, as Borrower, Care Capital Properties, Inc. and Care Capital Properties GP, LLC, as Guarantors, the Lenders identified therein, Capital One, National Association, as Administrative Agent, and MUFG Union Bank, N.A. and PNC Bank, as Co-Syndication Agents.
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
Date: May 6, 2016

CARE CAPITAL PROPERTIES, INC.

By:	/s/ RAYMOND J. LEWIS
Raymond J. Lewis Chief Executive Officer

By:	/s/ LORI B. WITTMAN
Lori B. Wittman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
10.1
Term Loan and Guaranty Agreement, dated as of January 29, 2016, by and among Care Capital Properties, LP, as Borrower, Care Capital Properties, Inc. and Care Capital Properties GP, LLC, as Guarantors, the Lenders identified therein, Capital One, National Association, as Administrative Agent, and MUFG Union Bank, N.A. and PNC Bank, as Co-Syndication Agents.
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