Form 10-Q
period 2016-06-30
Care Capital Properties, Inc.
filed 2016-08-11
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37356

Care Capital Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1781195 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 9, 2016:
Common Stock, $0.01 par value	83,968,537

CARE CAPITAL PROPERTIES, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Real estate investments:
Land and improvements	$270,782	$287,193
Buildings and improvements	2,885,194	2,984,257
Construction in progress	36,121	33,646
Acquired lease intangibles	95,105	101,869
	3,287,202	3,406,965
Accumulated depreciation and amortization	(732,659)	(704,210)
Net real estate property	2,554,543	2,702,755
Net investment in direct financing lease	22,300	22,075
Net real estate investments	2,576,843	2,724,830
Secured and unsecured loans receivable, net	62,512	29,727
Cash	12,914	16,995
Goodwill	138,269	145,374
Other assets	44,104	38,043
Total assets	$2,834,642	$2,954,969
Liabilities and equity
Liabilities:
Term loans and other debt	$1,447,983	$1,524,863
Tenant deposits	54,344	57,974
Lease intangible liabilities, net	118,070	130,348
Accounts payable and other liabilities	32,156	24,048
Deferred income taxes	2,019	1,889
Total liabilities	1,654,572	1,739,122
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, unissued at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 83,970 and 83,803 shares issued at June 30, 2016 and December 31, 2015, respectively	840	838
Additional paid-in capital	1,269,700	1,264,650
Dividends in excess of net income	(79,863)	(51,056)
Treasury stock, 1 and 0 shares at June 30, 2016 and December 31, 2015, respectively	(29)	—
Accumulated other comprehensive income	(11,935)	—
Total CCP equity	1,178,713	1,214,432
Noncontrolling interest	1,357	1,415
Total equity	1,180,070	1,215,847
Total liabilities and equity	$2,834,642	$2,954,969

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income, net	$82,316	$78,805	$163,667	$156,505
Income from investments in direct financing lease and loans	1,455	853	2,637	1,725
Real estate services fee income	1,478	—	3,183	—
Interest and other income	413	62	718	63
Total revenues	85,662	79,720	170,205	158,293
Expenses:
Interest	10,872	—	20,939	—
Depreciation and amortization	28,189	26,860	56,830	52,936
Impairment on real estate investments and associated goodwill	29	7,733	5,528	12,898
General, administrative and professional fees	8,839	5,883	16,840	12,283
Merger-related expenses and deal costs	866	507	2,026	3,755
Loss on extinguishment of debt	345	—	1,102	—
Other	125	690	219	1,105
Total expenses	49,265	41,673	103,484	82,977
Income before income taxes, real estate dispositions and noncontrolling interests	36,397	38,047	66,721	75,316
Income tax expense	(129)	—	(550)	—
Gain on real estate dispositions	872	—	752	—
Net income	37,140	38,047	66,923	75,316
Net (loss) income attributable to noncontrolling interests	(11)	64	6	112
Net income attributable to CCP	$37,151	$37,983	$66,917	$75,204

Net income	37,140	38,047	66,923	75,316
Other comprehensive loss - derivatives	(6,144)	—	(11,935)	—
Total comprehensive income	30,996	38,047	54,988	75,316
Comprehensive (loss) income attributable to noncontrolling interests	(11)	64	6	112
Comprehensive income attributable to CCP	$31,007	$37,983	$54,982	$75,204

Earnings per common share:
Basic:
Net income attributable to CCP	$0.44	$0.45	$0.80	$0.90
Diluted:
Net income attributable to CCP	$0.44	$0.45	$0.80	$0.90

Dividends declared per common share	$0.57	$—	$1.14	$—

Weighted average shares used in computing earnings per common share:
Basic	83,595	83,488	83,569	83,488
Diluted	83,672	83,659	83,639	83,659

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016 and the Year Ended December 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	Net Parent Investment	Common Stock Par Value	Additional Paid-In Capital	Dividends in Excess of Net Income	Treasury Stock	Accumulated Other Comprehensive Income	Total CCP Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	2,118,216	—	—	—	—	—	2,118,216	4,863	2,123,079
Net income attributable to CCP	98,700	—	—	44,466	—	—	143,166	—	143,166
Net change in noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Acquisition of noncontrolling interest	—	—	123	—	—	—	123	(3,223)	(3,100)
Net contribution from parent prior to separation	306,629	—	—	—	—	—	306,629	—	306,629
Distribution to parent	(1,273,000)	—	—	—	—	—	(1,273,000)	—	(1,273,000)
Issuance of common stock at separation	—	835	—	—	—	—	835	—	835
Issuance of common stock for acquisition	—	3	11,543	—	—	—	11,546	—	11,546
Transfer of remaining net parent investment to additional paid-in capital	(1,250,545)	—	1,250,545	—	—	—	—	—	—
Stock-based compensation	—	—	2,439	—	—	—	2,439	—	2,439
Dividends to common stockholders - $1.14 per share	—	—	—	(95,522)	—	—	(95,522)	—	(95,522)
Balance, December 31, 2015	$—	$838	$1,264,650	$(51,056)	$—	$—	$1,214,432	$1,415	$1,215,847
Net income attributable to CCP	—	—	—	66,917	—	—	66,917	—	66,917
Net change in noncontrolling interest	—	—	—	—	—	—	—	(58)	(58)
Issuance of common stock for acquisition	—	2	1,371	—	—	—	1,373	—	1,373
Stock-based compensation	—	—	3,679	—	(29)	—	3,650	—	3,650
Other comprehensive income	—	—	—	—	—	(11,935)	(11,935)	—	(11,935)
Dividends to common stockholders - $1.14 per share	—	—	—	(95,724)	—	—	(95,724)	—	(95,724)
Balance, June 30, 2016	$—	$840	$1,269,700	$(79,863)	$(29)	$(11,935)	$1,178,713	$1,357	$1,180,070

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$66,923	$75,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment on real estate investments and associated goodwill	60,360	63,810
Amortization of above and below market lease intangibles, net	(3,982)	(4,671)
Amortization of deferred financing fees	2,527	—
Accretion of direct financing lease	(733)	(651)
Amortization of leasing costs and other intangibles	1,966	2,024
Stock-based compensation	2,921	—
Straight-lining of rental income, net	(41)	(79)
Gain on real estate dispositions	(752)	—
Loss on extinguishment of debt	1,102	—
Income tax benefit	131	—
Other	(52)	(67)
Changes in operating assets and liabilities:
Increase in other assets	(2,260)	(2,411)
(Decrease) increase in tenant deposits	(3,445)	2,535
Decrease in accounts payable and other liabilities	(3,844)	(2,250)
Net cash provided by operating activities	120,821	133,556
Cash flows from investing activities:
Net investment in real estate property	—	(268,582)
Investment in loans receivable	(37,996)	—
Proceeds from real estate dispositions	76,990	10
Proceeds from loans receivable	35,226	686
Development project expenditures	(19,473)	(6,487)
Capital expenditures	(2,700)	(8,286)
Net cash provided by (used in) investing activities	52,047	(282,659)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	(80,500)	—
Proceeds from debt	300,000	—
Repayment of debt	(298,000)	—
Payment of deferred financing costs	(2,009)	—
Distributions to noncontrolling interests	(62)	(215)
Cash distribution to common stockholders	(95,724)	—
Purchase of treasury stock	(654)	—
Net contribution from parent prior to separation	—	148,391
Net cash (used in) provided by financing activities	(176,949)	148,176
Net decrease in cash	(4,081)	(927)
Cash at beginning of period	16,995	2,424
Cash at end of period	$12,914	$1,497

Supplemental schedule of non-cash activities:
Other acquisition-related investment activities for acquisitions prior to August 17, 2015	$—	$148
Transfer of real estate to loan receivable	29,432	—
Settlement of accrued acquisition costs via transfer of stock	1,373	—
Change in accrued capital expenditures	996	—
Transfer of liability accounted stock-based compensation awards to equity	1,379	—
See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Description of Business
Care Capital Properties, Inc. (together with its consolidated subsidiaries, unless the context otherwise requires or indicates, “we,” “us,” “our,” “our company” or “CCP”) is a self-administered, self-managed real estate investment trust (“REIT”) with a diversified portfolio of skilled nursing facilities (“SNFs”) and other healthcare assets operated by private regional and local care providers. We generate our revenues primarily by leasing our properties to unaffiliated tenants under long-term triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of secured and unsecured loans, made primarily to our SNF operators and other post-acute care providers.
As of June 30, 2016, our portfolio consisted of 343 properties operated by 39 private regional and local care providers, spread across 36 states and containing a total of approximately 38,000 beds/units. We are one of only three publicly traded, SNF-focused REITs, and we conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
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
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We intend to elect to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and subsequent to the distribution are operating in a manner that we believe will allow us to qualify as a REIT. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in Ventas’s books and records.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
For periods prior to our separation from Ventas, our combined consolidated financial statements included in this Quarterly Report on Form 10-Q reflect Ventas’s interests in 358 properties (including two properties that ultimately were not transferred to us as part of the separation and one property that was sold during the second quarter of 2015).
The combined consolidated financial statements for periods prior to the separation have been prepared on a standalone basis from Ventas’s consolidated financial statements and accounting records and reflect the financial position, results of operations and cash flows of the CCP Business as it was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements for the three and six months ended June 30, 2016 reflect our financial position, results of operations and cash flows in conformity with GAAP.
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
Note 2—Accounting Policies
The accompanying combined consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying combined consolidated financial statements and related notes should be read in conjunction with our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.
Principles of Combination and Consolidation and Basis of Presentation
Our unaudited combined consolidated financial statements for periods prior to our separation from Ventas do not represent the financial position and results of operations of a legal entity, but rather a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements, and reflect significant assumptions and allocations. All intercompany transactions and balances have been eliminated in consolidation, and our net income is reduced by the portion of net income attributable to noncontrolling interests.
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
Noncontrolling Interests
We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify such interests as a component of consolidated equity, separate from total equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, we allocate net income or loss between the joint venture partners based on their respective stated ownership percentages. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, either through net parent investment for periods prior to our separation from Ventas or through additional paid-in capital for periods subsequent to our separation from Ventas. In addition, we include net income or loss attributable to noncontrolling interests in net income in our combined consolidated statements of income and comprehensive income.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2016 and December 31, 2015, we had a controlling interest in one joint venture entity that owned one SNF. The noncontrolling interest percentage for this joint venture was 49.0% at June 30, 2016 and December 31, 2015.
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

•
Market lease intangibles—We estimate the fair value of any above and/or below market leases by discounting the difference between the estimated market rent and in-place lease rent. We amortize these intangibles to revenue over the remaining life of the associated lease plus assumed bargain renewal periods, if any. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized lease-related intangibles associated with that lease in operations at that time.

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
Impairment of Long-Lived and Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to the retention or disposition of the asset. We adjust the net carrying value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sale proceeds, is less than carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.

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
Net Investment in Direct Financing Lease
We lease one SNF under an agreement that is classified as a direct financing lease, as the tenant has a purchase obligation at the end of the lease term. The net investment in direct financing lease is recorded as a receivable on our consolidated balance sheets and represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectibility of the lease payments is reasonably assured. Income from our net investment in direct financing lease was $0.6 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.2 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.
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

•
Term loans and other debt—We estimate the fair value of term loans and other debt using Level 2 inputs: we discount the future cash flows using current interest rates and credit spreads at which we could obtain similar borrowings. See “Note 9—Borrowing Arrangements and Derivatives and Hedging Activities.”

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
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates that we may not be able to recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates that we may not be able to collect the rent payments due in the future, we provide an allowance against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be collected. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust the allowance to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Interest Income
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
Segment Reporting
As of June 30, 2016 and December 31, 2015, we operated through a single reportable business segment: triple-net leased properties. We invest in SNFs and other healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses.
Derivative Instruments and Hedging Activities
We record all derivative financial instruments on our consolidated balance sheets at fair value as of the reporting date.  Our accounting for changes in the fair value of derivative financial instruments depends on our intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge, or to the earnings effect of the hedged forecasted transactions in a cash flow hedge.
In accordance with the FASB’s fair value measurement guidance in Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), we have elected to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We do not use our derivative financial instruments for trading or speculative purposes.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which will become effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements, as substantially all of our revenue consists of rental income from triple-net leasing arrangements, which are specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to recognize most leases on the balance sheet and therefore will increase reported assets and liabilities of such lessees. ASU 2016-02 supersedes Topic 840, Leases, and is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are continuing to evaluate the application of this guidance and its effect on our combined consolidated financial statements.
Note 3—Triple-Net Lease Arrangements
As of June 30, 2016, Senior Care Centers, LLC (together with its subsidiaries, “SCC”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 19.8% and 10.4% respectively, of our real estate investments based on gross book value.
For the three months ended June 30, 2016, approximately 16.2%, 14.2% and 10.7% of our total revenues were derived from our lease and loan agreements with SCC, Signature HealthCARE, LLC (together with its subsidiaries, “Signature”) and Avamere, respectively. For the three months ended June 30, 2015, approximately 11.9% and 11.0% of our total revenues were derived from our lease agreements with SCC and Avamere, respectively. Each of our leases with SCC, Avamere and Signature is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our leases with SCC and Signature have guaranty and/or cross-default provisions tied to other leases with the same tenant or its affiliates, and our lease with Avamere is a pooled multi-facility master lease. Our properties were located in 36 states as of June 30, 2016, with properties in only one state (Texas) accounting for more than 10% of our total revenues for the three months then ended.
If SCC, Signature or Avamere becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline. We cannot assure you that SCC, Signature or Avamere will be able to operate our properties profitably or will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any failure, inability or unwillingness by SCC, Signature or Avamere to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity. We also cannot assure you that SCC, Signature or Avamere will elect to renew its respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic or other terms, if at all.
Our straight-line rent receivable balance was $0.6 million and $0.6 million, net of allowances of $96.7 million and $87.4 million, as of June 30, 2016 and December 31, 2015, respectively. We recognized charges for straight-line rent allowances within rental income, net in our combined consolidated statements of income and comprehensive income of $3.8 million and $6.6 million for the three months ended June 30, 2016 and 2015, respectively, and $11.1 million and $13.6 million for the six months ended June 30, 2016 and 2015, respectively.
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

Deal Costs
As of June 30, 2016, we had incurred a cumulative total of $7.6 million of acquisition-related costs related to the acquisitions completed during the year ended December 31, 2015. All of these costs were expensed as incurred and included in merger-related expenses and deal costs in our combined consolidated statements of income and comprehensive income for the applicable periods. For the six months ended June 30, 2016 and 2015, we expensed $0.3 million and $3.6 million, respectively, of these acquisition-related costs related to the acquisitions completed during the year ended December 31, 2015. Transaction costs incurred by Ventas relating to the HCT acquisition were allocated to us based on relative property net operating income (“NOI”). The remaining $1.7 million of merger-related expenses and deal costs expensed in the six months ended June 30, 2016 pertained to costs associated with other transactions and operator transitions.
Dispositions
As of June 30, 2016 and December 31, 2015, we classified seven properties and 10 properties, respectively, as assets held for sale, which are included in other assets on our consolidated balance sheets.
In June 2016, we sold one SNF, which was classified as held for sale, for proceeds of $1.5 million. We did not recognize a gain or loss on the sale of this asset.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2016, we sold seven properties, which were classified as held for sale, in a single transaction for aggregate consideration of $95.1 million. We recognized a gain on the sales of these assets of $0.8 million. Concurrently with the sale, we made a mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million. See “Note 6—Loans Receivable.”
In February 2016, we sold seven SNFs, which were classified as held for sale, for aggregate consideration of $9.9 million. We recognized a loss on the sales of these assets of $0.1 million. In connection with the sale of one SNF, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. See “Note 6—Loans Receivable.”
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
Note 5—Summary Specialty Valuation Firm Statement of Operations
Below is a summary of the statement of operations for the specialty valuation firm we acquired in August 2015 for the three and six months ended June 30, 2016:

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
	(In thousands)
Revenues:
Real estate services fee income	$1,478	$3,183
Total revenues	1,478	3,183
Expenses:
Depreciation and amortization	183	367
General, administrative and professional fees	1,402	2,750
Total expenses	1,585	3,117
(Loss) income before income taxes	(107)	66
Income tax expense	29	79
Net loss	$(136)	$(13)

Note 6—Loans Receivable
Below is a summary of our loans receivable as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Secured loans receivable, net	$9,539	$9,026	$5,255	$4,494
Unsecured loans receivable, net	52,973	52,364	24,472	24,188
Total secured and unsecured loans receivable, net	$62,512	$61,390	$29,727	$28,682

Secured loans receivable, net represents one loan that has a stated interest rate of 9.75% per annum, matures in 2018 and is secured by one SNF and one loan that has a stated interest rate of 10.0% per annum, matures in 2017 and is also secured by one SNF.
In May 2016, we sold seven properties for $95.1 million. Concurrently with the sale, we made a four-year mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million that has a stated interest rate of 10.0% per annum. This loan is secured by equity interests in subsidiaries of the borrower and is cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower.
In March 2016, in connection with the transition of 14 SNFs from our existing tenant to two replacement operators, we agreed to make working capital loans in an aggregate amount of up to $13.0 million to the replacement operators. In

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

addition, we purchased a $7.3 million self-liquidating working capital loan secured by accounts receivable of the former tenant. The loans bear interest at an annual rate of LIBOR plus 3.5%. As of June 30, 2016, these working capital loans had an aggregate outstanding principal balance of $5.7 million.
In February 2016, we sold one SNF to the existing operator for $4.5 million. In connection with the sale, we made a $4.5 million loan to the purchaser that has a stated interest rate of 10.0% per annum and matures in 2017. This loan is secured by the property and is cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower. For GAAP accounting purposes, interest payments on the note represent unrecognized profit, which is presented net against the loan receivable amount.
In December 2015, we made a $1.0 million, four-year fully amortizing loan to Signature in connection with its acquisition from Elmcroft Senior Living, Inc. of the operations of 18 SNFs owned by us. The loan has a stated interest rate of 8.0% per annum.
In September 2015, we made a $20.0 million five-year, fully amortizing loan to SCC. The loan bears interest at an annual rate of LIBOR plus 5%, which is subject to periodic increase over the term of the loan.
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

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Intangibles and Goodwill
The following is a summary of our intangibles and goodwill as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$59,394	11.3	$64,516	11.4
In-place lease intangibles	35,711	13.1	37,353	13.4
Tradename, technology and customer relationships	2,950	4.0	2,950	4.5
Accumulated amortization	(42,972)	N/A	(45,390)	N/A
Goodwill	138,269	N/A	145,374	N/A
Net intangible assets	$193,352	11.7	$204,803	12.3
Intangible liabilities:
Below market lease intangibles	$184,790	14.8	$194,141	14.9
Above market ground lease intangibles	1,907	52.4	1,907	52.9
Accumulated amortization	(74,173)	N/A	(75,052)	N/A
Purchase option intangibles	5,546	N/A	9,352	N/A
Net intangible liabilities	$118,070	15.4	$130,348	15.5

N/A—Not Applicable.
Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our consolidated balance sheets. Tradename, technology and customer relationships are associated with our specialty valuation firm subsidiary and included in other assets on our consolidated balance sheets. For the six months ended June 30, 2016 and 2015, our net amortization related to all of these intangibles was $2.4 million and $3.3 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2016 and the subsequent four years is as follows: remainder of 2016 - $2.4 million; 2017 - $4.7 million; 2018 - $4.6 million; 2019 - $5.1 million; and 2020 - $4.9 million.
The following table displays a rollforward of the carrying amount of goodwill from January 1, 2015 to June 30, 2016 (in thousands):

Balance as of January 1, 2015	$88,959
Additions	56,992
Disposals	(577)
Balance as of December 31, 2015	145,374
Additions	—
Disposals	(7,105)
Balance as of June 30, 2016	$138,269

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Assets
The following is a summary of our other assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Straight-line rent receivables, net	$621	$579
Deferred lease costs	6,776	6,895
Assets held for sale	19,943	15,035
Other, net	16,764	15,534
Total other assets	$44,104	$38,043

Note 9—Borrowing Arrangements and Derivatives and Hedging Activities
Borrowing Arrangements
The following is a summary of our term loans and other debt as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Unsecured revolving credit facility	$62,500	$143,000
Unsecured term loan due 2017	302,000	600,000
Unsecured term loan due 2020	800,000	800,000
Unsecured term loan due 2023	200,000	—
5.38% senior notes due 2027	100,000	—
Total	1,464,500	1,543,000
Unamortized debt issuance costs	16,517	18,137
Term loans and other debt	$1,447,983	$1,524,863

In May 2016, Care Capital LP issued and sold $100.0 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) through a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for total proceeds of $100.0 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital LP’s general partner, Care Capital Properties GP, LLC (“Care Capital GP”). We used the net proceeds from the issuance and sale of the Notes due 2027 to repay a portion of the indebtedness outstanding under our $600 million unsecured term loan due 2017 (the “$600 million Term Loan”).
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital GP, as guarantors, entered into a Term Loan and Guaranty Agreement with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 (the “$200 million Term Loan”) at an interest rate of LIBOR plus an applicable margin based on on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at June 30, 2016. We used the net proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under our $600 million Term Loan. Also in January 2016, we entered into agreements to swap a total of $600 million of outstanding indebtedness, effectively converting the interest on that debt from floating rates to fixed rates. The swap agreements have original terms of 4.6 years and seven years.
On August 17, 2015, Care Capital Properties, LP, as borrower, and CCP, Care Capital GP and certain subsidiaries of Care Capital LP, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”), comprised of a $600 million unsecured revolving credit facility (the “Revolver”), the $600 million Term Loan and an $800 million unsecured term loan due 2020 (the “$800 million Term Loan” and, together with the Revolver and the $600 million Term Loan, the “Facility”). The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million and$800 million Term Loans mature in August 2017 and August 2020, respectively. The Credit Agreement also includes an

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion. In September 2015, subsidiaries of Care Capital LP were released as guarantors under the Credit Agreement.
Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings. At June 30, 2016, the applicable margin was 1.30% for Revolver borrowings and 1.50% for Term Loan borrowings, and we had approximately $538 million of unused borrowing capacity available under the Revolver.
As of June 30, 2016, the fair value and carrying value of our term loans and other debt were both $1.5 billion.
As of June 30, 2016, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Revolver (1)	Total Maturities
	(In thousands)
2016	$—	$—	$—
2017	302,000	—	302,000
2018	—	—	—
2019	—	62,500	62,500
2020	800,000	—	800,000
Thereafter	300,000	—	300,000
Total Maturities	$1,402,000	$62,500	$1,464,500

(1)
As of June 30, 2016, we had $12.9 million of cash, resulting in $49.6 million of net borrowings outstanding under the Revolver. The Revolver may be extended, at Care Capital LP’s option, for two additional six-month periods.

Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. As of June 30, 2016, we had eight outstanding interest rate swaps with a combined notional amount of $600 million that were designated as cash flow hedges of interest rate risk. During the six months ended June 30, 2016, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that an additional $4.9 million will be reclassified as an increase to interest expense.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheet as of June 30, 2016 (in thousands):

	Liability Derivative
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016 Fair Value
Interest rate contracts	Accounts payable and other liabilities	$11,935
The table below presents the effect of our derivative financial instruments on our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in AOCI on Derivative (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Three months ended June 30, 2016
Interest rate contracts	$(7,456)	Interest expense	$(1,312)
Six months ended June 30, 2016
Interest rate contracts	$(14,164)	Interest expense	$(2,229)
Our derivatives were 100% effective, and therefore, we did not record any hedge ineffectiveness in earnings during the three and six months ending June 30, 2016. We did not offset our derivative financial instrument liability against any derivative financial instrument assets as of June 30, 2016.
Credit-Risk-Related Contingent Features
Our agreements with each of our derivative counterparties provide that we could be in default on our derivative obligations if the underlying indebtedness is accelerated by the lender due to our default on that indebtedness. As of June 30, 2016, the fair value of our derivatives was a liability of $12.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk, but we were not required to, nor did we, post any collateral related to these agreements. If we had breached any of our derivative agreements at June 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $12.3 million.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs (such as estimates of current credit spreads) to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of June 30, 2016 were classified as Level 2 of the fair value hierarchy. We did not hold any derivatives as of December 31, 2015.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents our derivative financial instrument liability measured at fair value on a recurring basis as of June 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016
Derivative financial instrument liability	$—	$11,935	$—	$11,935
Note 10—Income Taxes
We intend to elect to be treated as a REIT under the Code, beginning with the taxable year ended December 31, 2015. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income tax. We test our compliance with the REIT requirements on a quarterly and annual basis. We also review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. However, as a result of our structure, we may be subject to income or franchise taxes in certain states and municipalities.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs. We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
Although the TRS will be required to pay minimal federal income taxes for the six months ended June 30, 2016, the related federal income tax liability may increase in future periods.
Our consolidated provision for income taxes for the three and six months ended June 30, 2016 was an expense of $0.1 million and $0.6 million, respectively. There was no tax expense or benefit for the three or six months ended June 30, 2015.
Our net deferred tax liabilities totaled $2.0 million as of June 30, 2016 and primarily reflect differences between the financial reporting and tax bases of fixed and intangible assets. The net deferred tax liability was $1.9 million as of December 31, 2015.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2015 and subsequent years.
As of June 30, 2016 and December 31, 2015, we had no uncertain tax positions which would require us to record a tax exposure liability.
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
During the six months ended June 30, 2016, we granted stock-based compensation awards to employees and directors under the Plan having a grant date fair value of $6.0 million. Awards to employees generally vest in three equal annual installments beginning on the date of grant or on the first anniversary of the date of grant. Awards to directors vest in full on the day immediately preceding our next annual meeting of stockholders.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Earnings Per Share
Basic and diluted earnings per share for the three and six months ended June 30, 2015 were retroactively restated for the number of basic and diluted shares outstanding immediately following our separation from Ventas. The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income attributable to CCP	$37,151	$37,983	$66,917	$75,204
Denominator:
Denominator for basic earnings per share—weighted average shares	83,595	83,488	83,569	83,488
Effect of dilutive securities:
Stock options	1	82	1	82
Restricted stock	76	89	69	89
Denominator for diluted earnings per share—adjusted weighted average shares	83,672	83,659	83,639	83,659
Basic earnings per share:
Net income attributable to CCP	$0.44	$0.45	$0.80	$0.90
Diluted earnings per share:
Net income attributable to CCP	$0.44	$0.45	$0.80	$0.90

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
Dividends
On June 30, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of June 10, 2016. On March 31, 2016, we also paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 21, 2016.
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

Note 15 —Subsequent Events
In July 2016, we sold two SNFs, which were classified as held for sale, for aggregate proceeds of $11.0 million.
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. We used the net proceeds from the sale of the Notes due 2026 to repay all of the remaining indebtedness outstanding under the $600 million Term Loan and a portion of the indebtedness outstanding under the $800 million Term Loan.
Also in July 2016, certain wholly owned subsidiaries of Care Capital LP, as borrowers (the “Borrowers”), entered into a Loan Agreement with a syndicate of banks providing for a $135 million term loan (the “$135 million Term Loan”) that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80% and matures in July 2019. The $135 million Term Loan is secured by first lien mortgages and assignments of leases and rents on specified facilities owned by the Borrowers. The payment and performance of the Borrowers’ obligations under the $135 million Term Loan are guaranteed by CCP and Care Capital LP. We used the net proceeds from the $135 million Term Loan to repay a portion of the indebtedness outstanding under the $800 million Term Loan. Although there can be no assurances, we expect to refinance the $135 million Term Loan using proceeds of a loan obtained from The Department of Housing and Urban Development (HUD).

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
Company Overview
We are a self-administered, self-managed REIT with a diversified portfolio of skilled nursing facilities (“SNFs”) and other healthcare assets operated by private regional and local care providers. We generate our revenues primarily by leasing our properties to unaffiliated tenants under long-term triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of secured and unsecured loans, made primarily to our SNF operators and other post-acute care providers.
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
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We intend to elect to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and subsequent to the distribution are operating in a manner that we believe will allow us to qualify as a REIT. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of those assets and liabilities reflected in Ventas’s books and records.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.

For periods prior to our separation from Ventas, our combined consolidated financial statements included in this Quarterly Report on Form 10-Q reflect Ventas’s interests in 358 properties (including two properties that ultimately were not transferred to us as part of the separation and one property that was sold during the second quarter of 2015).
The combined consolidated financial statements for periods prior to the separation have been prepared on a standalone basis from Ventas’s consolidated financial statements and accounting records and reflect the financial position, results of operations and cash flows of the CCP Business as it was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements for the three and six months ended June 30, 2016 reflect our financial position, results of operations and cash flows in conformity with GAAP.
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
Corporate and Operating Environment
We evaluate our operating performance and allocate resources based on a single reportable business segment: triple-net leased properties. We generate our revenues primarily by leasing our properties to unaffiliated tenants under long-term triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of secured and unsecured loans made primarily to our SNF operators and other post-acute providers.
As of June 30, 2016, our portfolio consisted of 343 properties operated by 39 private regional and local care providers, spread across 36 states, and containing a total of approximately 38,000 beds/units. We are currently one of only three publicly traded, SNF-focused REITs, and we conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
2016 Highlights and Recent Developments

•
In January 2016, we entered into a Term Loan and Guaranty Agreement (the “Term Loan Agreement”) with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 (the “$200 million Term Loan”). Also in January 2016, we entered into agreements to swap a total of $600 million of outstanding indebtedness, effectively converting the interest on that debt from floating rates to fixed rates. The swap agreements have original terms of 4.6 years and seven years.

•
In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration for the acquisition of our specialty healthcare and seniors housing valuation firm pursuant to the purchase agreement.

•	In February 2016, we transitioned three SNFs from the existing tenant to a new operator under the same rental terms.

•
In February 2016, we sold seven SNFs for aggregate consideration of $9.9 million. In connection with the sale of one SNF, we made an 18-month secured loan to the purchaser in the amount of $4.5 million.

•	On March 31, 2016, we paid the first quarterly installment of our 2016 dividend in the amount of $0.57 per share to the holders of record of our common stock on March 21, 2016.

•
In March 2016, we entered into a transition and settlement agreement regarding a consensual transition of 14 SNFs from the existing tenant to two replacement operators. The tenant had ceased paying rent to us beginning January 1, 2016. Also in March 2016, we entered into separate master leases with the replacement operators to become effective upon receipt of the required state regulatory approvals, and the replacement operators assumed management of the properties pursuant to management agreements with the tenant. In connection with these transitions, we made or purchased certain working capital loans, of which $5.3 million aggregate principal amount was outstanding at June 30, 2016. During the three months ended June 30, 2016, we recognized $0.8 million of past due rent due attributable to the previous operator.

•
In May 2016, Care Capital LP issued and sold $100.0 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) through a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for total proceeds of $100.0 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital LP’s general partner, Care Capital Properties GP, LLC (“Care Capital GP”).

•
In May 2016, we sold seven properties pursuant to the exercise of tenant purchase options for aggregate consideration of $95.1 million. Concurrently with this sale, we made a four-year mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million.

•	In June 2016, we sold one SNF to the existing operator for $1.5 million.

•	On June 30, 2016, we paid the second quarterly installment of our 2016 dividend in the amount of $0.57 per share to the holders of record of our common stock on June 10, 2016.

•
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States, pursuant to Regulations S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP.

•
Also in July 2016, certain wholly owned subsidiaries of Care Capital LP entered into a Loan Agreement with a syndicate of banks providing for a $135 million term loan (the “$135 million Term Loan”) that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80% and matures in July 2019. The $135 million Term Loan is secured by first lien mortgages and assignments of leases and rents on specified facilities owned by the borrowers. The payment and performance of the borrowers’ obligations under the $135 million Term Loan are guaranteed by CCP and Care Capital LP.

•	In July 2016, we sold two SNFs for aggregate proceeds of $11.0 million.
Recent Developments Regarding Government Regulation
On July 25, 2016, in support of the shift from fee-for-service to value-based payments under Medicare, the Department of Health & Human Services (“HHS”) proposed, among other things, mandatory new bundled payment models for cardiac care and an expansion of the existing bundled payment model for hip replacements to other hip surgeries. This proposal advances HHS’s goal to have 50% of traditional Medicare payments flowing through alternative payment models by 2018. For the new cardiac bundles, participants would be hospitals in 98 metropolitan statistical areas (“MSAs”) to be randomly selected, and for the expanded hip bundles, participation would be limited to the same 67 MSAs that were selected for the existing Comprehensive Care for Joint Replacement model. Implementation of the new and expanded models, if finalized, would be phased in over a five-year period, beginning July 2017. This is a proposed rule and is not final. Comments on the proposed rule are due by September 24, 2016. We are currently analyzing the potential impact of HHS’s proposal on our skilled nursing operators.
SNF Medicare Reimbursement
On August 5, 2016, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule updating the prospective payment system for SNFs (“SNF PPS”) for the 2017 fiscal year (October 1, 2016 through September 30, 2017). Under the final rule, the SNF PPS standard federal payment rate would increase by 2.4% in fiscal year 2017, reflecting a 2.7% increase in the market basket index, less a 0.3% productivity factor adjustment. CMS estimates that net payments to SNFs as a result of the final rule would increase by approximately $920 million in fiscal year 2017. In addition, CMS adopted additional measures pertaining to the SNF Quality Reporting Program, as well as the SNF Value-Based Purchasing Program, and other standards aimed at implementing value-based purchasing for SNFs.
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
SNF Medicaid Reimbursement
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
Our method for recording the purchase price of acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. These estimates require significant judgment and in some cases involve complex calculations. These assessments directly impact our results of operations, as amounts estimated for certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above and/or below market leases as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our combined consolidated statements of income and comprehensive income.
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
The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus assumed bargain renewal periods, if any. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized lease-related intangibles associated with that lease in operations at that time.
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
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates that we may not be able to recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates that we may not be able to collect the rent payments due in the future, we provide an allowance against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be collected. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust the allowance to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Interest Income
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
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which will become effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our combined consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to recognize most leases on the balance sheet and therefore will increase reported assets and liabilities of such lessees. ASU 2016-02 supersedes Topic 840, Leases, and is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are continuing to evaluate the application of this guidance and its effect on our combined consolidated financial statements.
Components of Revenues and Expenses Following the Spin-Off
Rental Income, Net
Our revenues are attributable primarily to rental income earned in connection with the leasing of our SNFs and other healthcare properties to unaffiliated tenants under long-term triple-net leases. We generally do not expect to incur direct operating expenses in connection with these leases, as they obligate the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. However, from time to time, we may fund expenses during an operator transition or enter into agreements with our tenants to fund certain capital expenditures.
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
The following table sets forth average continuing occupancy rates related to the properties we owned at June 30, 2016 (excluding properties classified as held for sale) for the trailing 12 months ended March 31, 2016 (which is the most recent information available to us from our tenants).

	Number of Properties Owned at June 30, 2016	Average Occupancy For the Trailing 12 Months Ended March 31, 2016 (1)
SNFs	307	77.9%
Specialty hospitals and healthcare assets	15	84.4
Seniors housing communities and campuses (2)	14	80.5

(1)	Excludes certain properties for which we do not receive occupancy information.

(2)	Campuses are defined as multi-level properties.
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
Interest Expense
We did not incur any interest expense prior to August 17, 2015. Following the spin-off, we have incurred interest expense in connection with borrowings under our revolving credit facility, term loans and senior notes, and we amortize debt issuance costs related to our indebtedness. Borrowings under our revolving credit facility and term loans bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on our leverage or, if applicable, unsecured long-term debt ratings. As of June 30, 2016, these borrowings were based on our unsecured long-term debt ratings and the applicable margin was 1.30% for revolver borrowings, 1.50% for borrowings under our $600 million term loan due 2017 (the “$600 million Term Loan”) and $800 million term loan due 2020 (the “$800 million Term Loan”) and 1.80% for borrowings under our $200 million Term Loan. Our Notes due 2027 and Notes due 2026 bear interest at fixed rates of 5.38% and 5.125%, respectively, per annum. Interest expense is inclusive of our interest costs, as well as amortization of our debt issuance costs. To mitigate some of the interest rate risk associated with our floating rate debt, in January 2016, we entered into various agreements to swap $400 million principal amount of our $800 million Term Loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full principal amount of our $200 million Term Loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%.
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
Under our transition services agreement with Ventas, Ventas agreed to provide certain corporate support services for us on a transitional basis until August 31, 2016, subject to extension upon mutual agreement, for a fee of $2.5 million, payable in four quarterly installments. The services provided under the transition services agreement are services that we historically received from Ventas and allowed us to operate independently prior to establishing a standalone support services infrastructure.
Commencing August 18, 2015, our general administrative and professional fee expenses are direct expenses attributable to our operations. These expenses also include costs incurred under the transition services agreement with Ventas, as well as the general, administrative and professional fee expenses incurred by our specialty healthcare and seniors housing valuation firm subsidiary. During the transition period, we have incurred non-recurring expenses to expand our infrastructure, some of which have been redundant with costs incurred under the transition services agreement with Ventas. In addition, we have incurred other non-recurring costs, such as expenses related to efforts to become fully compliant with Section 404 of the Sarbanes-Oxley Act by December 31, 2016, initial set-up of our information systems and initial debt ratings.

Results of Historical Operations
Three Months Ended June 30, 2016 and 2015
The table below shows our results of operations for the three months ended June 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$82,316	$78,805	$3,511	4.5%
Income from investments in direct financing lease and loans	1,455	853	602	70.6
Real estate services fee income	1,478	—	1,478	nm
Interest and other income	413	62	351	nm
Total revenues	85,662	79,720	5,942	7.5
Expenses:
Interest	10,872	—	(10,872)	nm
Depreciation and amortization	28,189	26,860	(1,329)	(4.9)
Impairment on real estate investments and associated goodwill	29	7,733	7,704	99.6
General, administrative and professional fees	8,839	5,883	(2,956)	(50.2)
Merger-related expenses and deal costs	866	507	(359)	(70.8)
Loss on extinguishment of debt	345	—	(345)	nm
Other	125	690	565	81.9
Total expenses	49,265	41,673	(7,592)	(18.2)
Income before income taxes, real estate dispositions and noncontrolling interests	36,397	38,047	(1,650)	(4.3)
Income tax expense	(129)	—	(129)	nm
Gain on real estate dispositions	872	—	872	nm
Net income	37,140	38,047	(907)	(2.4)
Net (loss) income attributable to noncontrolling interests	(11)	64	75	117.2
Net income attributable to CCP	$37,151	$37,983	(832)	(2.2)

nm - not meaningful

Rental Income, Net
Rental income increased during the three months ended June 30, 2016 over the prior year primarily due to rent attributable to properties acquired in 2015 and contractual rent escalations pursuant to the terms of our existing leases, offset by operator transitions and dispositions in 2016.
The following table compares results of continuing operations for our 325 same-store properties. Same-store refers to properties owned by us for the full period in each comparison period, excluding properties classified as assets held for sale.

	For the Three Months Ended June 30,		Increase (Decrease) to Rental Income, Net
	2016	2015	$	%
	(Dollars in thousands)
Rental income	$74,724	$73,584	$1,140	1.5%
Same-store rental income increased during the three months ended June 30, 2016 over the prior year primarily as a result of contractual escalations under our leases and redevelopment activities.

Income from Investments in Direct Financing Lease and Loans
Income from investments in direct financing lease and loans, which represents the income from our direct financing lease and our secured and unsecured loans receivable, increased in 2016 over the prior year due to the additional loans we made in 2015 and 2016.
Real Estate Services Fee Income
Real estate services fee income represents revenue generated by our specialty valuation firm subsidiary, which we acquired in August 2015, for services such as appraisal reports, preliminary market studies, market studies, self-contained appraisal reports for in-court tax appeals and in-court expert testimonials.
Interest
This item represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our revolving credit facility, term loans and senior notes. We did not have any outstanding indebtedness prior to the spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the properties acquired during 2015.
Impairment on Real Estate Investments and Associated Goodwill
We recognized a de minimis impairment on real estate assets and associated goodwill during the three months ended June 30, 2016, compared to $7.7 million during the same period in 2015. The decrease in 2016 can be attributed primarily to prior portfolio optimization activity.
General, Administrative and Professional Fees
General, administrative and professional fees for the three months ended June 30, 2015 included an allocation of expenses related to certain Ventas corporate functions prior to August 18, 2015, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Subsequent to our separation from Ventas, our general and administrative and professional fee expenses are direct expenses attributable to our operations. General, administrative and professional fees for the three months ended June 30, 2016 include $0.6 million of fees paid under our transition services agreement with Ventas, as well as expenses incurred by our specialty valuation firm subsidiary in the amount of $1.4 million. In addition, we have incurred various non-recurring costs, including expenses related to efforts to become fully compliant with Section 404 of the Sarbanes-Oxley Act by December 31, 2016 and initial set-up of our information systems.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration and deal expenses primarily related to consummated transactions, other transactions and operator transitions. The increase for the three months ended June 30, 2016 over the prior year is primarily due to increased activity related to the pursuit of acquisitions in the second quarter of 2016.
Loss on Extinguishment of Debt
The loss on extinguishment of debt resulted from the write-off of unamortized debt issuance costs associated with the repayment of a portion of indebtedness outstanding under the $600 million Term Loan with proceeds from the issuance and sale of the Notes due 2027.
Other
Other consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.
Gain on Real Estate Dispositions
This item represents the gain on the sale of eight assets during the three months ended June 30, 2016. There was one disposition in the prior year period that did not result in a gain or loss.

Six Months Ended June 30, 2016 and 2015
The table below shows our results of operations for the six months ended June 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$163,667	$156,505	$7,162	4.6%
Income from investments in direct financing lease and loans	2,637	1,725	912	52.9
Real estate services fee income	3,183	—	3,183	nm
Interest and other income	718	63	655	nm
Total revenues	170,205	158,293	11,912	7.5
Expenses:
Interest	20,939	—	(20,939)	nm
Depreciation and amortization	56,830	52,936	(3,894)	(7.4)
Impairment on real estate investments and associated goodwill	5,528	12,898	7,370	57.1
General, administrative and professional fees	16,840	12,283	(4,557)	(37.1)
Merger-related expenses and deal costs	2,026	3,755	1,729	46.0
Loss on extinguishment of debt	1,102	—	(1,102)	nm
Other	219	1,105	886	80.2
Total expenses	103,484	82,977	(20,507)	(24.7)
Income before income taxes, real estate dispositions and noncontrolling interests	66,721	75,316	(8,595)	(11.4)
Income tax expense	(550)	—	(550)	nm
Gain on real estate dispositions	752	—	752	nm
Net income	66,923	75,316	(8,393)	(11.1)
Net income attributable to noncontrolling interests	6	112	106	94.6
Net income attributable to CCP	$66,917	$75,204	(8,287)	(11.0)

nm - not meaningful

Rental Income, Net
Rental income increased during the six months ended June 30, 2016 over the prior year primarily due to rent attributable to properties acquired in 2015 and contractual rent escalations pursuant to the terms of our existing leases, offset by re-leasings, operator transitions and dispositions in 2016.
The following table compares results of continuing operations for our 301 same-store properties.

	For the Six Months Ended June 30,		Increase (Decrease) to Rental Income, Net
	2016	2015	$	%
	(Dollars in thousands)
Rental income	$131,910	$132,555	$(645)	(0.5)%
Same-store rental income decreased during the six months ended June 30, 2016 over the prior year primarily as a result of operator transitions in 2016.
Income from Investments in Direct Financing Lease and Loans
Income from investments in direct financing lease and loans, which represents the income from our direct financing lease and our secured and unsecured loans receivable, increased in 2016 over the prior year due to the additional loans we made in 2015 and 2016.

Real Estate Services Fee Income
Real estate services fee income represents revenue generated by our specialty valuation firm subsidiary, which we acquired in August 2015, for services such as appraisal reports, preliminary market studies, market studies, self-contained appraisal reports for in-court tax appeals and in-court expert testimonials.
Interest
This item represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our revolving credit facility, term loans and senior notes. We did not have any outstanding indebtedness prior to the spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the properties acquired during 2015.
Impairment on Real Estate Investments and Associated Goodwill
We recognized a $5.5 million impairment on real estate assets and associated goodwill during the six months ended June 30, 2016, compared to $12.9 million during the same period in 2015. The decrease in 2016 can be attributed primarily to prior portfolio optimization activity.
General, Administrative and Professional Fees
General, administrative and professional fees for the six months ended June 30, 2015 included an allocation of expenses related to certain Ventas corporate functions prior to August 18, 2015, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Subsequent to our separation from Ventas, our general and administrative and professional fee expenses are direct expenses attributable to our operations. General, administrative and professional fees for the six months ended June 30, 2016 includes $1.2 million of fees paid under our transition services agreement with Ventas, as well as expenses incurred by our specialty valuation firm subsidiary in the amount of $2.8 million. In addition, we have incurred various non-recurring costs, including expenses related to efforts to become fully compliant with Section 404 of the Sarbanes-Oxley Act by December 31, 2016 and initial set-up of our information systems.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration and deal expenses primarily related to consummated transactions, other transactions and operator transitions. The decrease for the six months ended June 30, 2016 over the prior year is primarily due to large acquisitions completed in the first six months of 2015.
Loss on Extinguishment of Debt
The loss on extinguishment of debt resulted from the write-off of unamortized debt issuance costs associated with the repayment of a portion of indebtedness outstanding under the $600 million term loan with proceeds from the $200 million Term Loan and the issuance and sale of the Notes due 2027.
Other
Other consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.
Gain on Real Estate Dispositions
This item represents the net gain on the sale of 15 assets during the six months ended June 30, 2016. There was one disposition in the prior year period that did not result in a gain or loss.

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
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding income taxes, transition services fee expense, merger-related expenses and deal costs, amortization of other intangibles (which may be recurring in nature), loss on extinguishment of debt, non-cash items included in interest and other income, and lease modification fee.

The following table summarizes our FFO and normalized FFO for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to CCP	$37,151	$37,983	$66,917	$75,204
Adjustments:
Real estate depreciation and amortization	27,999	26,766	56,455	52,750
Real estate depreciation related to noncontrolling interests	(37)	(67)	(74)	(134)
Impairment on real estate investments and associated goodwill	29	7,733	5,528	12,898
Gain on real estate dispositions	(872)	—	(752)	—
FFO attributable to CCP	64,270	72,415	128,074	140,718

Adjustments:
Income tax expense	129	—	550	—
Transition services fee expense	602	—	1,204	—
Merger-related expenses and deal costs	866	507	2,026	3,755
Amortization of other intangibles	171	—	342	—
Loss on extinguishment of debt	345	—	1,102	—
Non-cash items included in interest and other income	(372)	—	(677)	—
Lease modification fee	244	—	244	—
Normalized FFO attributable to CCP	$66,255	$72,922	$132,865	$144,473

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides an additional manner in which to evaluate our operating performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, impairment on real estate investments and associated goodwill, excluding stock-based compensation, merger-related expenses and deal costs, loss on extinguishment of debt, gains (or losses) from sales of real estate property, non-cash items included in interest and other income, transition services fee expense, and lease modification fee. In calculating this measure, we consider the effect on net income of our investments and dispositions that were completed during the periods shown, as if those transactions had been completed as of the beginning of the applicable period, as well as income related to completed transactions that are required to be treated as installment sales under GAAP. The following table sets forth a reconciliation of our Adjusted EBITDA to net income for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$37,140	$38,047	$66,923	$75,316
Adjustments for investments and dispositions during the period	(806)	—	(2,256)	—
Adjusted net income	36,334	38,047	64,667	75,316

Add back:
Interest	10,872	—	20,939	—
Income tax expense	129	—	550	—
Depreciation and amortization	28,189	26,860	56,830	52,936
Impairment on real estate investments and associated goodwill	29	7,733	5,528	12,898
Stock-based compensation	1,567	—	3,247	—
Merger-related expenses and deal costs	866	507	2,026	3,755
Loss on extinguishment of debt	345	—	1,102	—
Gain on real estate dispositions	(872)	—	(752)	—
Non-cash items included in interest and other income	(372)	—	(677)	—
Transition services fee expense	602	—	1,204	—
Lease modification fee	$244	$—	$244	$—
Adjusted EBITDA	$77,933	$73,147	$154,908	$144,905

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$37,140	$38,047	$66,923	$75,316
Adjustments:
Real estate services fee income	(1,478)	—	(3,183)	—
Interest and other income	(413)	(62)	(718)	(63)
Interest	10,872	—	20,939	—
Depreciation and amortization	28,189	26,860	56,830	52,936
Impairment on real estate investments and associated goodwill	29	7,733	5,528	12,898
General, administrative and professional fees	8,839	5,883	16,840	12,283
Merger-related expenses and deal costs	866	507	2,026	3,755
Loss on extinguishment of debt	345	—	1,102	—
Other	125	690	219	1,105
Income tax expense	129	—	550	—
Gain on real estate dispositions	(872)	—	(752)	—
NOI	$83,771	$79,658	$166,304	$158,230
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
Market Risk
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.
As of June 30, 2016 and December 31, 2015, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $61.4 million and $28.7 million, respectively. See “Note 6—Loans Receivable” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	As of June 30, 2016	As of December 31, 2015
Investment mix by asset type (1):
SNFs	88.5%	88.3%
Seniors housing communities and campuses (2)	6.8	7.3
Specialty hospitals and healthcare assets	4.7	4.4
Investment mix by tenant (1):
Senior Care Centers, LLC	19.8	19.2
Avamere Group, LLC	10.4	10.0
Signature HealthCARE, LLC	8.9	8.5
All other	60.9	62.3

(1)	Ratios are based on the gross book value of tangible real estate property (excluding assets classified as held for sale) as of each reporting date.

(2)	Campuses are defined as multi-level properties.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operations mix by asset type (1):
SNFs	87.9%	89.9%	87.9%	90.1%
Seniors housing communities and campuses (2)	5.1	5.0	5.2	4.0
Specialty hospitals and healthcare assets	3.1	4.0	3.2	4.8
All other	3.9	1.1	3.7	1.1
Operations mix by tenant (1):
Senior Care Centers, LLC	16.2	11.9	16.3	11.0
Avamere Group, LLC	10.7	11.0	10.7	9.7
Signature HealthCARE, LLC	14.2	9.9	14.2	9.8
All other	58.9	67.2	58.8	69.5

(1)	Ratios are based on revenues for each period presented.

(2)	Campuses are defined as multi-level properties.
We derive substantially all of our revenues by leasing assets under long-term triple-net leases with annual escalators, subject to certain limitations. Some of these escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in CPI, with caps, floors or collars.
Our three largest operators accounted for approximately 41.2% of our total revenues for the six months ended June 30, 2016. The failure or unwillingness of any of these tenants to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof could have a material adverse effect on our business, financial condition, results of operations and liquidity. We cannot provide any assurances that these tenants and/or their respective subsidiaries or affiliates will be able to operate our properties profitably or will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective lease and other obligations to us. We also cannot provide any assurances that these tenants, and in particular our three largest operators, will elect to renew their leases with us upon expiration or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic and other terms, if at all.

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
We also evaluate concentration risk as it pertains to the geographic location of our properties. For the three months ended June 30, 2016, our properties were located in 36 states across the United States, with properties in only one state (Texas - 21%) accounting for more than 10% of our total revenues.

Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic and other terms, if at all. Although our lease terms are staggered, the non-renewal of some or all of our triple-net leases in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to qualify as a REIT. During the three months ended June 30, 2016, none of our triple-net leases were renewed or expired without renewal that had a material impact on our financial condition or results of operations for that period.
Our leases with respect to 11 SNFs located in Texas have not been renewed by the existing tenant and therefore will expire on December 31, 2016 and January 1, 2017. Although we intend to re-lease or sell these properties by the end of 2016, any such transaction will be subject to regulatory approval and other conditions, and we cannot assure you that we will be able to do so on a timely basis, if at all. The tenant is required to continue to perform all of its obligations, including without limitation, payment of all rental amounts, under the applicable lease for the non-renewed assets until expiration of the current lease term. Moreover, we own or have the rights to all licenses at the properties, and the tenant has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
We expect that the re-leasing or sale of the non-renewed assets will have no impact on our result of operations in 2016 and will not materially impact our results of operations in 2017. However, we cannot provide any assurances of the actual impact these transactions will have on our future operations, nor can we assure you as to whether, when or on what terms we will be able to re-lease or sell any or all of the non-renewed assets to qualified healthcare operators. Our ability to re-lease or sell the non-renewed assets could be significantly delayed or limited by state licensing or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, we may be required to fund certain expenses and incur obligations to preserve the value of, and avoid the imposition of liens on, the non-renewed assets while they are being re-leased or sold.
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
As of June 30, 2016 and December 31, 2015, we had a total of $12.9 million and $17.0 million, respectively, of unrestricted cash.

During the six months ended June 30, 2016, our principal sources of liquidity were cash flows from operations, cash on hand, borrowings under our revolving credit facility and dispositions of assets.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements (estimated interest expense of $53.8 million), and refinance debt; (iii) fund acquisitions, investments and commitments, including re-development activities; and (iv) make distributions to our stockholders, as required for us to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations, borrowings under our revolving credit facility, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have an adverse effect on us.
Unsecured Revolving Credit Facility and Term Loans
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC, as guarantors, entered into the Term Loan Agreement relating to the $200 million Term Loan. Borrowings under the $200 million Term Loan currently bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at June 30, 2016. We used the net proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under the $600 million Term Loan.
As of June 30, 2016, we also had $62.5 million of borrowings outstanding under our unsecured revolving credit facility (the “Revolver”), $302 million of borrowings outstanding under our $600 million Term Loan, $800 million of borrowings under our $800 million Term Loan (together with the Revolver and the $600 million Term Loan, the “Facility”), and $538.0 million of unused borrowing capacity available under the Revolver. The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the credit agreement and payment of a customary fee, for two additional six-month periods. The $600 million and $800 million Term Loans mature in August 2017 and August 2020, respectively. The credit agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion.
In January 2016, we entered into various agreements to swap $400 million principal amount of the $800 million Term Loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full principal amount of the $200 million Term Loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%.
Senior Notes
In May 2016, Care Capital LP issued and sold $100.0 million aggregate principal amount of Notes due 2027 through a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for total proceeds of $100.0 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. We used the net proceeds from the sale of the Notes due 2027 to repay a portion of the indebtedness outstanding under the $600 million Term Loan.
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of Notes due 2026 to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, by CCP and Care Capital GP. Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. We used the net proceeds from the sale of the Notes due 2026 to repay all of the remaining indebtedness outstanding under the $600 million Term Loan and a portion of the indebtedness outstanding under the $800 million Term Loan.
The Notes due 2026 and the guarantees thereof are Care Capital LP’s, CCP’s and Care Capital GP’s respective senior unsecured obligations, ranking equally in right of payment with all of such entities’ existing and future senior unsecured indebtedness and senior in right of payment to all of such entities’ future unsecured subordinated indebtedness. The Notes due 2026 and the guarantees will be effectively subordinated in right of payment to all of such entities’ respective future secured indebtedness to the extent of the value of the collateral securing such secured indebtedness and structurally subordinated to the indebtedness and other liabilities, including any preferred stock, of Care Capital LP’s subsidiaries.
Mortgage Indebtedness
In July 2016, certain wholly owned subsidiaries of Care Capital LP, as borrowers (the “Borrowers”), entered into a Loan Agreement with a syndicate of banks identified therein providing for the $135 million Term Loan that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80% and matures in July 2019. The $135 million Term Loan is secured by first lien mortgages and assignments of leases and rents on specified facilities owned by the Borrowers. The payment and performance of the Borrowers’ obligations under the $135 million Term Loan are guaranteed by CCP and Care Capital LP. We used the proceeds from the $135 million Term Loan to repay a portion of the indebtedness outstanding under the $800 million Term Loan. Although there can be no assurances, we expect to refinance the $135 million Term Loan using proceeds of a loan obtained from The Department of Housing and Urban Development (HUD).
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
On March 31, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock on March 21, 2016. On June 30, 2016, we also paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of June 10, 2016.
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

Cash Flows
The following table sets forth our sources and uses of cash flows for the periods presented:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2016	2015	$	%
	(Dollars in thousands)
Cash at beginning of period	$16,995	$2,424	$14,571	nm
Net cash provided by operating activities	120,821	133,556	(12,735)	(9.5)%
Net cash provided by (used in) investing activities	52,047	(282,659)	334,706	118.4
Net cash (used in) provided by financing activities	(176,949)	148,176	(325,125)	(219.4)
Cash at end of period	$12,914	$1,497	11,417	nm

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased in 2016 over the prior year primarily due to interest expense. Prior to the spin-off, we did not have any outstanding debt.
Cash Flows from Investing Activities
Cash flows from investing activities during the six months ended June 30, 2016 and 2015 consisted of cash paid for our investments in real estate ($0.0 million and $268.6 million in 2016 and 2015, respectively), investment in loans receivable ($38.0 million and $0.0 million in 2016 and 2015, respectively), proceeds from real estate dispositions and loans receivable ($112.2 million and $0.7 million in 2016 and 2015, respectively), development project expenditures ($19.5 million and $6.5 million in 2016 and 2015, respectively), and capital expenditures ($2.7 million and $8.3 million in 2016 and 2015, respectively).
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2016 consisted primarily of the net change in borrowings under our Revolver, the issuance of debt, the repayment of debt, the payment of deferred financing costs and distributions to common stockholders. Cash provided by financing activities during the six months ended June 30, 2015 consisted primarily of net contribution from parent of $148.4 million.
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
As of June 30, 2016 and December 31, 2015, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $61.4 million and $28.7 million, respectively.
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2016.
Internal Control over Financial Reporting
During the second quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of July 14, 2016 by and among Care Capital LP, as issuer, the Company and Care Capital GP, as guarantors, and Regions Bank, as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 15, 2016.
4.2	Registration Rights Agreement dated as of July 14, 2016 among Care Capital LP, the Company, Care Capital GP and the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 15, 2016.
10.1	Note Purchase Agreement, dated as of May 17, 2016, among Care Capital LP, the Company, Care Capital GP and the purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2016.
10.2	Purchase Agreement, dated July 7, 2016, among the Company, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.
10.3
Loan Agreement dated as of July 25, 2016 by and among Capital One, National Association, as administrative agent, co-lead arranger and book runner, Regions Capital Markets, as co-lead arranger, the lenders identified therein, and wholly owned subsidiaries of Care Capital LP listed on Exhibit B thereto, as borrowers.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.
10.4	Guaranty of Payment and Performance dated July 25, 2016 by the Company and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 11, 2016

CARE CAPITAL PROPERTIES, INC.

By:	/s/ RAYMOND J. LEWIS
Raymond J. Lewis Chief Executive Officer

By:	/s/ LORI B. WITTMAN
Lori B. Wittman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of July 14, 2016 by and among Care Capital LP, as issuer, the Company and Care Capital GP, as guarantors, and Regions Bank, as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 15, 2016.
4.2	Registration Rights Agreement dated as of July 14, 2016 among Care Capital LP, the Company, Care Capital GP and the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 15, 2016.
10.1	Note Purchase Agreement, dated as of May 17, 2016, among Care Capital LP, the Company, Care Capital GP and the purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2016.
10.2	Purchase Agreement, dated July 7, 2016, among the Company, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.
10.3
Loan Agreement dated as of July 25, 2016 by and among Capital One, National Association, as administrative agent, co-lead arranger and book runner, Regions Capital Markets, as co-lead arranger, the lenders identified therein, and wholly owned subsidiaries of Care Capital LP listed on Exhibit B thereto, as borrowers.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.
10.4	Guaranty of Payment and Performance dated July 25, 2016 by the Company and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.