Form 10-Q
period 2016-09-30
Care Capital Properties, Inc.
filed 2016-11-10
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37356

Care Capital Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1781195 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at November 8, 2016:
Common Stock, $0.01 par value	83,960,353

CARE CAPITAL PROPERTIES, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Real estate investments:
Land and improvements	$261,987	$287,193
Buildings and improvements	2,757,240	2,984,257
Construction in progress	42,186	33,646
Acquired lease intangibles	94,125	101,869
	3,155,538	3,406,965
Accumulated depreciation and amortization	(670,117)	(704,210)
Net real estate property	2,485,421	2,702,755
Net investment in direct financing lease	22,416	22,075
Net real estate investments	2,507,837	2,724,830
Secured and unsecured loans receivable, net	65,679	29,727
Cash	22,477	16,995
Goodwill	128,673	145,374
Other assets	74,495	38,043
Total assets	$2,799,161	$2,954,969
Liabilities and equity
Liabilities:
Term loans, senior notes and other debt	$1,439,473	$1,524,863
Tenant deposits	47,232	57,974
Lease intangible liabilities, net	115,191	130,348
Accounts payable and other liabilities	39,772	24,048
Deferred income taxes	1,932	1,889
Total liabilities	1,643,600	1,739,122
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, unissued at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 83,970 and 83,803 shares issued at September 30, 2016 and December 31, 2015, respectively	840	838
Additional paid-in capital	1,271,168	1,264,650
Dividends in excess of net income	(108,709)	(51,056)
Treasury stock, 11 and 0 shares at September 30, 2016 and December 31, 2015, respectively	(329)	—
Accumulated other comprehensive income	(8,742)	—
Total CCP equity	1,154,228	1,214,432
Noncontrolling interest	1,333	1,415
Total equity	1,155,561	1,215,847
Total liabilities and equity	$2,799,161	$2,954,969

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income, net	$82,428	$80,595	$246,095	$237,100
Income from investments in direct financing lease and loans	1,893	955	4,530	2,680
Real estate services fee income	1,897	763	5,080	763
Interest and other income	1,073	4	1,791	67
Total revenues	87,291	82,317	257,496	240,610
Expenses:
Interest	14,271	4,090	35,210	4,075
Depreciation and amortization	25,494	27,752	82,324	80,688
Impairment on real estate investments and associated goodwill	12,397	3,750	17,925	16,648
General, administrative and professional fees	9,477	9,216	26,317	21,499
Deal costs	490	991	2,516	4,746
Loss on extinguishment of debt	4,359	—	5,461	—
Other expenses, net	3,700	158	3,919	1,278
Total expenses	70,188	45,957	173,672	128,934
Income before income taxes, real estate dispositions and noncontrolling interests	17,103	36,360	83,824	111,676
Income tax expense	(229)	(1,024)	(779)	(1,024)
Gain on real estate dispositions	2,143	856	2,895	856
Net income	19,017	36,192	85,940	111,508
Net income attributable to noncontrolling interests	7	26	13	138
Net income attributable to CCP	$19,010	$36,166	$85,927	$111,370

Net income	19,017	36,192	85,940	111,508
Other comprehensive gain (loss) - derivatives	3,193	—	(8,742)	—
Total comprehensive income	22,210	36,192	77,198	111,508
Comprehensive income attributable to noncontrolling interests	7	26	13	138
Comprehensive income attributable to CCP	$22,203	$36,166	$77,185	$111,370

Earnings per common share:
Basic:
Net income attributable to CCP	$0.23	$0.43	$1.03	$1.33
Diluted:
Net income attributable to CCP	$0.23	$0.43	$1.03	$1.33

Dividends declared per common share	$0.57	$0.57	$1.71	$0.57

Weighted average shares used in computing earnings per common share:
Basic	83,609	83,488	83,583	83,488
Diluted	83,752	83,558	83,674	83,558

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and the Year Ended December 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	Net Parent Investment	Common Stock Par Value	Additional Paid-In Capital	Dividends in Excess of Net Income	Treasury Stock	Accumulated Other Comprehensive Income	Total CCP Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	2,118,216	—	—	—	—	—	2,118,216	4,863	2,123,079
Net income attributable to CCP	98,700	—	—	44,466	—	—	143,166	—	143,166
Net change in noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Acquisition of noncontrolling interest	—	—	123	—	—	—	123	(3,223)	(3,100)
Net contribution from parent prior to separation	306,629	—	—	—	—	—	306,629	—	306,629
Distribution to parent	(1,273,000)	—	—	—	—	—	(1,273,000)	—	(1,273,000)
Issuance of common stock at separation	—	835	—	—	—	—	835	—	835
Issuance of common stock for acquisition	—	3	11,543	—	—	—	11,546	—	11,546
Transfer of remaining net parent investment to additional paid-in capital	(1,250,545)	—	1,250,545	—	—	—	—	—	—
Stock-based compensation	—	—	2,439	—	—	—	2,439	—	2,439
Dividends to common stockholders - $1.14 per share	—	—	—	(95,522)	—	—	(95,522)	—	(95,522)
Balance, December 31, 2015	$—	$838	$1,264,650	$(51,056)	$—	$—	$1,214,432	$1,415	$1,215,847
Net income attributable to CCP	—	—	—	85,927	—	—	85,927	—	85,927
Net change in noncontrolling interest	—	—	—	—	—	—	—	(82)	(82)
Issuance of common stock for acquisition	—	2	1,371	—	—	—	1,373	—	1,373
Stock-based compensation	—	—	5,147	—	(329)	—	4,818	—	4,818
Other comprehensive income	—	—	—	—	—	(8,742)	(8,742)	—	(8,742)
Dividends to common stockholders - $1.71 per share	—	—	—	(143,580)	—	—	(143,580)	—	(143,580)
Balance, September 30, 2016	$—	$840	$1,271,168	$(108,709)	$(329)	$(8,742)	$1,154,228	$1,333	$1,155,561

See Accompanying Notes to the Combined Consolidated Financial Statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$85,940	$111,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment on real estate investments and associated goodwill	97,287	94,170
Decrease in value of damaged property, net of estimated insurance proceeds	3,570	—
Amortization of above and below market lease intangibles, net	(5,905)	(6,835)
Amortization of deferred financing fees	3,548	646
Accretion of direct financing lease	(1,120)	(996)
Amortization of leasing costs and other intangibles	2,912	3,166
Amortization of stock-based compensation	4,323	1,760
Straight-lining of rental income, net	(62)	(125)
Gain on real estate dispositions	(2,895)	(856)
Loss on extinguishment of debt	5,461	—
Income tax expense (benefit)	45	(42)
Other	(76)	(102)
Changes in operating assets and liabilities:
Increase in other assets	(3,282)	(3,789)
(Decrease) increase in tenant deposits	(7,171)	6,601
Increase in accounts payable and other liabilities	6,340	935
Net cash provided by operating activities	188,915	206,041
Cash flows from investing activities:
Net investment in real estate property	—	(454,832)
Investment in loans receivable	(63,321)	(20,091)
Proceeds from real estate dispositions	94,400	1,510
Proceeds from loans receivable	57,523	1,040
Development project expenditures	(29,391)	(12,629)
Capital expenditures	(3,612)	(13,504)
Net cash provided by (used in) investing activities	55,599	(498,506)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	(93,000)	138,000
Proceeds from debt	935,000	1,400,000
Repayment of debt	(926,000)	—
Payment of deferred financing costs	(10,400)	(20,209)
Distributions to noncontrolling interests	(94)	(266)
Cash distribution to common stockholders	(143,580)	(47,754)
Distribution to parent	—	(1,273,000)
Purchase of treasury stock	(958)	—
Net contribution from parent prior to separation	—	103,714
Net cash (used in) provided by financing activities	(239,032)	300,485
Net increase in cash	5,482	8,020
Cash at beginning of period	16,995	2,424
Cash at end of period	$22,477	$10,444

Supplemental schedule of non-cash activities:
Other acquisition-related investment activities for acquisitions prior to August 17, 2015	$—	$152,179
Transfer of real estate to receivables	31,712	—
Issuance of common stock for acquisition of specialty valuation firm	—	11,546
Transfer of remaining net parent investment to additional paid-in capital	—	1,250,545
Settlement of accrued acquisition costs via transfer of stock	1,373	—
Change in accrued capital expenditures	347	—
Transfer of liability accounted stock-based compensation awards to equity	1,453	—
Changes in tenant deposits	(4,739)	—
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
As of September 30, 2016, our portfolio consisted of 340 properties operated by 38 private regional and local care providers, spread across 36 states and containing a total of approximately 38,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
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
In connection with the spin-off, we entered into a separation and distribution agreement, as well as a transition services agreement, a tax matters agreement and an employee matters agreement, with Ventas. Under the transition services agreement, Ventas provided us with various accounting, tax and information technology services on a transitional basis through August 31, 2016, in exchange for a fee of $2.5 million, paid in four quarterly installments.
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We elected to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and since the distribution have been operating in a manner that we believe will allow us to qualify as a REIT. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of such assets and liabilities reflected in Ventas’s books and records.
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
The combined consolidated financial statements for periods prior to the separation have been prepared on a standalone basis from Ventas’s consolidated financial statements and accounting records and reflect the financial position, results of operations and cash flows of the CCP Business as it was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements for the three and nine months ended September 30, 2016 reflect our financial position, results of operations and cash flows in conformity with GAAP.
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
Note 2—Accounting Policies
The accompanying combined consolidated financial statements have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying combined consolidated financial statements and related notes should be read in conjunction with our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 10, 2016.
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

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2016 and December 31, 2015, we had a controlling interest in one joint venture entity that owned one SNF. The noncontrolling interest percentage for this joint venture was 49.0% at September 30, 2016 and December 31, 2015.
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
Net Investment in Direct Financing Lease
We lease one SNF under an agreement that is classified as a direct financing lease, as the tenant has a purchase obligation at the end of the lease term. The net investment in direct financing lease is recorded as a receivable on our consolidated balance sheets and represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectibility of the lease payments is reasonably assured. Income from our net investment in direct financing lease was $0.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, and $1.9 million and $1.8 million for the nine months ended September 30, 2016 and 2015, respectively.
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

•
Term loans, senior notes and other debt—We estimate the fair value of term loans, senior notes and other debt using Level 2 inputs: we discount the future cash flows using current interest rates and credit spreads at which we could obtain similar borrowings. See “Note 9—Borrowing Arrangements and Derivatives and Hedging Activities.”

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
Federal Income Tax
Ventas elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax. We elected to be treated as a REIT under the applicable provisions of the Code, beginning with the year ended December 31, 2015.
Segment Reporting
As of September 30, 2016 and December 31, 2015, we operated through a single reportable business segment: triple-net leased properties. We invest in SNFs and other healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses.
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

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our derivatives were 100% effective, and, therefore, we did not record any hedge ineffectiveness in earnings during the three and nine months ended September 30, 2016. We did not offset our derivative financial instrument liability against any derivative financial instrument assets as of September 30, 2016.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides for an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for us beginning January 1, 2020. We are continuing to evaluate this guidance; however, we do not expect its adoption will have a significant effect on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), that addresses eight classification issues related to the statement of cash flows. ASU 2016-15 is effective for us for fiscal years beginning after December 15, 2017. We are continuing to evaluate the application of this guidance and its effect on our consolidated financial statements.

Note 3—Triple-Net Lease Arrangements
Our properties were located in 36 states as of September 30, 2016, with properties in only one state (Texas) accounting for more than 10% of our total revenues for the three months then ended.
As of September 30, 2016, Senior Care Centers, LLC (together with its subsidiaries, “SCC”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 20.7% and 10.9% respectively, of our real estate investments based on gross book value.
For the three months ended September 30, 2016, approximately 16.0%, 14.1% and 10.8% of our total revenues were derived from our lease and loan agreements with SCC, Signature HealthCARE, LLC (together with its subsidiaries, “Signature”) and Avamere, respectively. For the three months ended September 30, 2015, approximately 13.2% and 10.8% of our total revenues were derived from our lease and loan agreements with SCC and Avamere, respectively. For the nine months ended September 30, 2016, approximately 16.2%, 14.2% and 10.7% of our total revenues were derived from our lease and loan agreements with SCC, Signature and Avamere, respectively. For the nine months ended September 30, 2015, approximately 10.3% and 10.1% of our total revenues were derived from our lease and loan agreements with SCC and Avamere, respectively. Each of our leases with SCC, Signature and Avamere is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our leases with SCC and Signature have guaranty and/or cross-default provisions tied to other leases with the same tenant or its affiliates, and our lease with Avamere is a pooled multi-facility master lease.
If SCC, Signature or Avamere becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline significantly. We cannot assure you that SCC, Signature or Avamere will be able to effectively conduct its operations, operate our properties profitably or maintain and improve our properties, nor can we assure you that it will have sufficient assets, income, access to financing

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and/or insurance coverage to enable it to satisfy its respective obligations to us and third parties. Any failure, inability or unwillingness by SCC, Signature or Avamere to meet its obligations could have a material adverse effect on our business, financial condition, results of operations and liquidity. We also cannot assure you that SCC, Signature or Avamere will elect to renew its respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic or other terms, if at all.
Our straight-line rent receivable balance was $0.6 million and $0.6 million, net of allowances of $93.7 million and $87.4 million, as of September 30, 2016 and December 31, 2015, respectively. We recognized charges for straight-line rent allowances within rental income, net in our combined consolidated statements of income and comprehensive income of $3.2 million and $5.9 million for the three months ended September 30, 2016 and 2015, respectively, and $14.4 million and $19.5 million for the nine months ended September 30, 2016 and 2015, respectively.
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

Deal Costs
Deal costs for both periods consist of expenses primarily related to transactions, whether consummated or not, and operator transitions. These costs are expensed as incurred in the applicable periods. For the nine months ended September 30, 2016 and 2015, we expensed $2.5 million and $4.7 million, respectively, of these costs, of which $0.3 million and $4.7 million, respectively, related to acquisitions completed during the year ended December 31, 2015. Deal costs for the nine months ended September 30, 2015 include an allocation of expenses incurred by Ventas related to the HCT acquisition based on relative property net operating income (“NOI”).
Assets Held for Sale and Dispositions
As of September 30, 2016 and December 31, 2015, we classified 32 properties and 10 properties, respectively, as assets held for sale, which are included in other assets on our consolidated balance sheets.
In September 2016, we sold one specialty hospital, which was classified as held for sale, for proceeds of $6.4 million. We recognized a gain on the sale of this asset of $2.2 million.
In July 2016, we sold two SNFs, which were classified as held for sale, for aggregate proceeds of $11.0 million. We did not recognize a gain or loss on the sales of these assets.
In June 2016, we sold one SNF, which was classified as held for sale, for proceeds of $1.5 million. We did not recognize a gain or loss on the sale of this asset.
In May 2016, we sold seven properties, which were classified as held for sale, in a single transaction for aggregate consideration of $95.1 million. We recognized a gain on the sale of these assets of $0.8 million. Concurrently with the sale, we made a mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million. See “Note 6—Loans Receivable.”
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
For the three and nine months ended September 30, 2016, we recognized a $3.6 million net loss related to one SNF located in West Virginia that sustained property damage due to a casualty. Subsequent to the casualty, we received notice from the state that we would be unable to restore the property to its intended use. The net loss reflects a decline in the carrying value of the asset, offset by the estimated insurance proceeds we expect to recover. This amount is included in other expenses, net on our combined consolidated income statements.
Note 5—Summary Specialty Valuation Firm Statement of Operations
Below is a summary of the statement of operations for the specialty valuation firm we acquired in August 2015 for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the None Months Ended September 30,
	2016	2015 (1)	2016	2015 (1)
	(In thousands)
Revenues:
Real estate services fee income	$1,897	$763	$5,080	$763
Total revenues	1,897	763	5,080	763
Expenses:
Depreciation and amortization	184	94	551	94
General, administrative and professional fees	1,351	704	4,076	704
Total expenses	1,535	798	4,627	798
Income before income taxes	362	(35)	453	(35)
Income tax expense	127	(42)	230	(42)
Net income	$235	$7	$223	$7

(1) Amounts relate only to the period from the date of our acquisition through September 30, 2015.

Note 6—Loans Receivable
Below is a summary of our loans receivable as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Secured loans receivable, net	$9,425	$8,940	$5,255	$4,494
Unsecured loans receivable, net	56,254	55,793	24,472	24,188
Total secured and unsecured loans receivable, net	$65,679	$64,733	$29,727	$28,682

Secured loans receivable, net represents one loan that has a stated interest rate of 9.75% per annum, matures in 2018 and is secured by one SNF and one loan that has a stated interest rate of 10.0% per annum, matures in 2017 and is also secured by one SNF.
In August 2016, we made a $3.0 million working capital loan to an existing operator in connection with the transition of three SNFs to that operator. The loan bears interest at an annual rate of 5.0%. As of September 30, 2016, this working capital loan had an outstanding principal balance of $1.6 million.
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
In March 2016, in connection with the transition of 14 SNFs from our existing tenant to two replacement operators, we agreed to make working capital loans in an aggregate amount of up to $13.0 million to the replacement operators. In addition, we purchased a $7.3 million self-liquidating working capital loan secured by accounts receivable of the former tenant

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that has been repaid in full. The outstanding working capital loans bear interest at an annual rate of LIBOR plus 3.5%, and as of September 30, 2016, this working capital loan had an outstanding principal balance of $8.6 million.
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
In September 2015, we made a $20.0 million five-year, fully amortizing loan to SCC. The loan bears interest at an annual rate of LIBOR plus 5%, which is subject to periodic increase over the term of the loan. As of September 30, 2016, this loan had an outstanding principal balance of $16.0 million.
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
Note 7—Intangibles and Goodwill
The following is a summary of our intangibles and goodwill as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$58,716	11.2	$64,516	11.4
In-place lease intangibles	35,409	12.9	37,353	13.4
Tradename, technology and customer relationships	2,950	3.8	2,950	4.5
Accumulated amortization	(43,689)	N/A	(45,390)	N/A
Goodwill	128,673	N/A	145,374	N/A
Net intangible assets	$182,059	11.6	$204,803	12.3
Intangible liabilities:
Below market lease intangibles	$182,914	14.7	$194,141	14.9
Above market ground lease intangibles	1,907	52.2	1,907	52.9
Accumulated amortization	(75,176)	N/A	(75,052)	N/A
Purchase option intangibles	5,546	N/A	9,352	N/A
Net intangible liabilities	$115,191	15.3	$130,348	15.5

N/A—Not Applicable.
Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our consolidated balance sheets. Tradename, technology and customer relationships are associated with our specialty valuation firm subsidiary and included in other assets on our consolidated balance sheets. For the nine months ended September 30, 2016 and 2015, our net amortization related to all of these intangibles was $3.6 million and $4.5 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2016 and the subsequent four years is as follows: remainder of 2016 - $1.0 million; 2017 - $4.0 million; 2018 - $3.9 million; 2019 - $4.4 million; and 2020 - $4.2 million.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table displays a rollforward of the carrying amount of goodwill from January 1, 2015 to September 30, 2016 (in thousands):

Balance as of January 1, 2015	$88,959
Additions	56,992
Disposals	(577)
Balance as of December 31, 2015	145,374
Additions	—
Disposals and reclassifications to assets held for sale	(16,701)
Balance as of September 30, 2016	$128,673

Note 8—Other Assets
The following is a summary of our other assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Straight-line rent receivables, net	$642	$579
Deferred lease costs	5,570	6,895
Assets held for sale	49,145	15,035
Other assets, net	19,138	15,534
Total other assets	$74,495	$38,043

Note 9—Borrowing Arrangements and Derivatives and Hedging Activities
Borrowing Arrangements
The following is a summary of our term loans, senior notes and other debt as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Unsecured revolving credit facility	$50,000	$143,000
Unsecured term loan due 2017	—	600,000
Secured term loan due 2019	135,000	—
Unsecured term loan due 2020	474,000	800,000
Unsecured term loan due 2023	200,000	—
5.125% senior notes due 2026	500,000	—
5.38% senior notes due 2027	100,000	—
Total	1,459,000	1,543,000
Unamortized debt issuance costs	19,527	18,137
Term loans, senior notes and other debt	$1,439,473	$1,524,863

In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital LP’s general partner, Care Capital Properties GP, LLC (“Care Capital GP”). Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. We used the net proceeds from the sale of the Notes due 2026 to repay all of the remaining indebtedness outstanding under our $600 million unsecured term loan due 2017 (the “$600 million Term Loan”) and a portion of the indebtedness outstanding under our $800 million unsecured term loan due 2020 (the “$800 million Term Loan”).
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
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital GP, as guarantors, entered into a Term Loan and Guaranty Agreement with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 (the “$200 million Term Loan”) at an interest rate of LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at September 30, 2016. We used the net proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under the $600 million Term Loan. Also in January 2016, we entered into agreements to swap a total of $600 million of outstanding indebtedness, effectively converting the interest on that debt from floating rates to fixed rates. The swap agreements have original terms of 4.6 years and seven years.
On August 17, 2015, Care Capital Properties, LP, as borrower, and CCP, Care Capital GP and certain subsidiaries of Care Capital LP, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”), comprised of a $600 million unsecured revolving credit facility (the “Revolver”), the $600 million Term Loan and the $800 million Term Loan (together with the Revolver and the $600 million Term Loan, the “Facility”). The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million and$800 million Term Loans mature in August 2017 and August 2020, respectively. The Credit Agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion. In September 2015, subsidiaries of Care Capital LP were released as guarantors under the Credit Agreement.
Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings. At September 30, 2016, the applicable margin was 1.30% for Revolver borrowings and 1.50% for Term Loan borrowings, and we had approximately $550 million of unused borrowing capacity available under the Revolver.
As of September 30, 2016, the fair value and carrying value of our term loans and other debt were both $1.5 billion.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2016, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Revolver (1)	Total Maturities
	(In thousands)
2016	$—	$—	$—
2017	—	—	—
2018	—	—	—
2019	135,000	50,000	185,000
2020	474,000	—	474,000
Thereafter	800,000	—	800,000
Total Maturities	$1,409,000	$50,000	$1,459,000

(1) As of September 30, 2016, we had $22.5 million of cash, resulting in $27.5 million of net borrowings outstanding under the Revolver. The Revolver may be extended, at Care Capital LP’s option, for two additional six-month periods.
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
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. As of September 30, 2016, we had eight outstanding interest rate swaps with a combined notional amount of $600 million that were designated as cash flow hedges of interest rate risk. During the nine months ended September 30, 2016, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that an additional $3.8 million will be reclassified as an increase to interest expense.
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheet as of September 30, 2016 (in thousands):

	Liability Derivative
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016 Fair Value
Interest rate contracts	Accounts payable and other liabilities	$8,742

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the effect of our derivative financial instruments on our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain/Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Three months ended September 30, 2016
Interest rate contracts	$1,948	Interest expense	$(1,245)
Nine months ended September 30, 2016
Interest rate contracts	$(12,215)	Interest expense	$(3,473)
Our derivatives were 100% effective, and therefore, we did not record any hedge ineffectiveness in earnings during the three and nine months ending September 30, 2016. We did not offset our derivative financial instrument liability against any derivative financial instrument assets as of September 30, 2016.
Credit-Risk-Related Contingent Features
Our agreements with each of our derivative counterparties provide that we could be in default on our derivative obligations if the underlying indebtedness is accelerated by the lender due to our default on that indebtedness. As of September 30, 2016, the fair value of our derivatives was a liability of $9.1 million, which includes accrued interest but excludes any adjustment for nonperformance risk, but we were not required to, nor did we, post any collateral related to these agreements. If we had breached any of our derivative agreements at September 30, 2016, we could have been required to settle our obligations under the agreements at their termination value of $9.1 million.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs (such as estimates of current credit spreads) to evaluate the likelihood of default by us and our counterparties. We have determined that the significance of the impact of the credit valuation adjustments made to our derivative contracts, which determination was based on the fair value of each individual contract, was not significant to the overall valuation. As a result, all of our derivatives held as of September 30, 2016 were classified as Level 2 of the fair value hierarchy. We did not hold any derivatives as of December 31, 2015.
The table below presents our derivative financial instrument liability measured at fair value on a recurring basis as of September 30, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
Derivative financial instrument liability	$—	$8,742	$—	$8,742

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Income Taxes
We elected to be treated as a REIT under the Code, beginning with the taxable year ended December 31, 2015. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income tax. We test our compliance with the REIT requirements on a quarterly and annual basis. We also review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. However, as a result of our structure, we may be subject to income or franchise taxes in certain states and municipalities.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs. We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
Although the TRS will be required to pay minimal federal income taxes for the nine months ended September 30, 2016, the related federal income tax liability may increase in future periods.
Our consolidated provision for income taxes for the three and nine months ended September 30, 2016 was an expense of $0.2 million and $0.8 million, respectively. Our consolidated provision for income taxes for each of the three and nine months ended September 30, 2015 was an expense of $1.0 million.
Our net deferred tax liabilities totaled $1.9 million as of September 30, 2016 and primarily reflect differences between the financial reporting and tax bases of fixed and intangible assets. The net deferred tax liability was also $1.9 million as of December 31, 2015.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2015 and subsequent years.
As of September 30, 2016 and December 31, 2015, we had no uncertain tax positions which would require us to record a tax exposure liability.
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
During the nine months ended September 30, 2016, we granted stock-based compensation awards to employees and directors under the Plan having a grant date fair value of $6.0 million. Awards to employees generally vest in three equal annual installments beginning on the date of grant or on the first anniversary of the date of grant. Awards to directors vest in full on the day immediately preceding our next annual meeting of stockholders.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Earnings Per Share
Basic and diluted earnings per share for the portion of the three and nine months ended September 30, 2015 prior to our separation from Ventas were retroactively restated for the number of basic and diluted shares outstanding immediately following the separation. The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income attributable to CCP	$19,010	$36,166	$85,927	$111,370
Denominator:
Denominator for basic earnings per share—weighted average shares	83,609	83,488	83,583	83,488
Effect of dilutive securities:
Stock options	11	70	3	70
Restricted stock	132	—	88	—
Denominator for diluted earnings per share—adjusted weighted average shares	83,752	83,558	83,674	83,558
Basic earnings per share:
Net income attributable to CCP	$0.23	$0.43	$1.03	$1.33
Diluted earnings per share:
Net income attributable to CCP	$0.23	$0.43	$1.03	$1.33

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
Dividends
On September 30, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of September 16, 2016. On June 30, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of June 10, 2016. On March 31, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 21, 2016.
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

Note 15 —Subsequent Events
We entered into definitive agreements to sell a total of 23 properties in two separate transactions for aggregate proceeds of approximately $151 million. The sale of three properties is expected to close in November, and the closing of the second transaction is expected to occur in the first quarter of 2017.

In November 2016, we entered into a definitive agreement to acquire five SNFs and three seniors housing communities for $39 million in a sale leaseback transaction with an existing operator. The transaction is expected to close before year end.

Completion of each of our pending transactions is subject to the satisfaction of customary closing conditions. We cannot assure you that any of these transactions will close or, if they do, when the closings will occur.

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

•
the ability of our tenants to operate our properties in compliance with applicable laws, rules and regulations (and the cost of such compliance), to deliver high-quality services, to hire and retain qualified personnel, to attract residents and patients, and to participate in government or managed care reimbursement programs;

•
changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete for investments, capital and talent, and the effect of those changes on our earnings and financing sources;

•	our ability to pay down, refinance, restructure or extend future indebtedness as it becomes due;

•	our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	final determination of our taxable net income for the current and future years;

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

•
the impact of litigation or any financial, accounting, legal or regulatory issues, including government investigations, enforcement proceedings and punitive settlements, that may affect us or our tenants or borrowers; and

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
In connection with the spin-off, we entered into a separation and distribution agreement, as well as a transition services agreement, a tax matters agreement and an employee matters agreement, with Ventas. Under the transition services agreement, Ventas provided us with various accounting, tax and information technology services on a transitional basis through August 31, 2016, in exchange for a fee of $2.5 million, paid in four quarterly installments.
At the time of the separation and distribution, we had not conducted any business as a separate company and had no material assets or liabilities. We elected to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and since the distribution have been operating in a manner that we believe will allow us to qualify as a REIT. The operations of the CCP Business transferred to us by Ventas are presented herein as if the transferred business was our business for all historical periods described and at the carrying value of those assets and liabilities reflected in Ventas’s books and records.

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
The combined consolidated financial statements for periods prior to the separation have been prepared on a standalone basis from Ventas’s consolidated financial statements and accounting records and reflect the financial position, results of operations and cash flows of the CCP Business as it was operated as part of Ventas prior to the distribution, in conformity with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements for the three and nine months ended September 30, 2016 reflect our financial position, results of operations and cash flows in conformity with GAAP.
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
As of September 30, 2016, our portfolio consisted of 340 properties operated by 38 private regional and local care providers, spread across 36 states, and containing a total of approximately 38,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
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

•
In March 2016, we entered into a transition and settlement agreement regarding a consensual transition of 14 SNFs from the existing tenant to two replacement operators. The tenant had ceased paying rent to us beginning January 1, 2016. Also in March 2016, we entered into separate master leases with the replacement operators to become effective upon receipt of the required state regulatory approvals, and the replacement operators assumed management of the properties pursuant to management agreements with the tenant. In connection with these transitions, we made or purchased certain working capital loans, of which $8.6 million aggregate principal amount was outstanding at September 30, 2016. Subsequent to the transition through September 30, 2016, we recognized a total of $2.0 million of past due rent due attributable to the previous operator.

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

•	In July 2016, we sold two SNFs for aggregate proceeds of $11.0 million.

•	In September 2016, we sold one specialty hospital for proceeds of $6.4 million.

•	On September 30, 2016, we paid the third quarterly installment of our 2016 dividend in the amount of $0.57 per share to the holders of record of our common stock on September 16, 2016.

•
We entered into definitive agreements to sell a total of 23 properties in two separate transactions for aggregate proceeds of approximately $151 million.  We expect to complete the sale of three properties in November and we expect to complete the second transaction in the first half of 2017, subject, in each case, to the satisfaction of customary closing conditions. However, we cannot assure you as to whether or when the closings will occur.

•
In November 2016, we entered into a definitive agreement to acquire five SNFs and three seniors housing communities for $39 million in a sale leaseback transaction with an existing operator. We expect to complete the acquisition, which remains subject to our due diligence review and other customary closing conditions, by December 31, 2016, although we cannot assure you as to whether or when the closing will occur.

Recent Developments Regarding Government Regulation
On July 25, 2016, in support of the shift from fee-for-service to value-based payments under Medicare, the Department of Health & Human Services (“HHS”) proposed, among other things, mandatory new bundled payment models for cardiac care and an expansion of the existing bundled payment model for hip replacements to other hip surgeries. This proposal advances HHS’s goal to have 50% of traditional Medicare payments flowing through alternative payment models by 2018. For the new cardiac bundles, participants would be hospitals in 98 metropolitan statistical areas (“MSAs”) to be randomly selected, and for the expanded hip bundles, participation would be limited to the same 67 MSAs that were selected for the existing Comprehensive Care for Joint Replacement model. Implementation of the new and expanded models, if finalized, would be phased in over a five-year period, beginning July 2017. This is a proposed rule and is not final. Comments on the proposed rule were due by September 24, 2016 and the final rule has not yet been issued. We are currently analyzing the potential impact of HHS’s proposal on our skilled nursing operators.

On September 28, 2016, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule significantly revising the requirements that long-term care facilities, including SNFs and long-term acute care hospitals, must meet to participate in the Medicare and Medicaid programs. The provisions in the rule, which finalizes CMS’s original proposal issued in July 2015 and is the first comprehensive update to long-term care facility standards since 1991, are targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care, and strengthening safety measures for residents in these facilities. Changes in the final rule, to be implemented in three phases, include:

•	A prohibition on the use of pre-dispute binding arbitration agreements with residents, effective as of November 28, 2016;

•	The requirement that long-term care facility staff members be properly trained to care for residents with dementia and to prevent elder abuse;

•	Ensuring that long-term care facilities take into consideration the health of residents when determining staff levels;

•	Improved care planning, including consideration of the residents’ wishes, provision of necessary information for follow-up after discharge, and transmission of discharge plans to receiving facilities;

•	Allowing dietitians and therapy providers to write orders in their areas of expertise when physicians delegate that responsibility to them and state licensing laws allow it; and

•	Updates to long-term care facilities’ infection prevention and control programs, including requiring infection prevention and control officers and antibiotic stewardship programs.

We are currently analyzing the implications of this final rule on our operators. On November 7, 2016, a judge in the U.S. District Court for the Northern District of Mississippi granted the American Health Care Association a preliminary injunction barring CMS from implementing the prohibition on the use of pre-dispute arbitration agreements under the final rule while the parties continue to litigate the case.
SNF Medicare Reimbursement
On August 5, 2016, CMS published its final rule updating the prospective payment system for SNFs (“SNF PPS”) for the 2017 fiscal year (October 1, 2016 through September 30, 2017). Under the final rule, the SNF PPS standard federal payment rate would increase by 2.4% in fiscal year 2017, reflecting a 2.7% increase in the market basket index, less a 0.3% productivity factor adjustment. CMS estimates that net payments to SNFs as a result of the final rule would increase by approximately $920 million in fiscal year 2017. In addition, CMS adopted additional measures pertaining to the SNF Quality Reporting Program, as well as the SNF Value-Based Purchasing Program, and other standards aimed at implementing value-based purchasing for SNFs.
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
Federal Income Tax
Ventas elected to be treated as a REIT under the applicable provisions of Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax. We elected to be treated as a REIT under the applicable provisions of the Code, beginning with the year ended December 31, 2015.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which provides for an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for us beginning January 1, 2020. We are continuing to evaluate this guidance; however, we do not expect its adoption will have a significant effect on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), that addresses eight classification issues related to the statement of cash flows. ASU 2016-15 is effective for us for fiscal years beginning after December 15, 2017. We are continuing to evaluate the application of this guidance and its effect on our consolidated financial statements.

Components of Revenues and Expenses
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
The following table sets forth average continuing occupancy rates related to the properties we owned at September 30, 2016 (excluding properties classified as held for sale) for the trailing 12 months ended June 30, 2016 (which is the most recent information available to us from our tenants).

	Number of Properties Owned at September 30, 2016	Average Occupancy For the Trailing 12 Months Ended June 30, 2016 (1)
SNFs	279	78.3%
Specialty hospitals and healthcare assets	15	84.8
Seniors housing communities and campuses (2)	14	81.2

(1)	Excludes certain properties for which we do not receive occupancy information.

(2)	Campuses are defined as multi-level properties.
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

Interest Expense
We did not incur any interest expense prior to August 17, 2015. Following the spin-off, we have incurred interest expense in connection with borrowings under our revolving credit facility, term loans and senior notes, and we amortize debt issuance costs related to our indebtedness. Borrowings under our revolving credit facility and unsecured term loans bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on our leverage or, if applicable, unsecured long-term debt ratings. As of September 30, 2016, these borrowings were based on our unsecured long-term debt ratings and the applicable margin was 1.30% for revolver borrowings, 1.50% for borrowings under our $600 million unsecured term loan due 2017 (the “$600 million Term Loan”) and $800 million unsecured term loan due 2020 (the “$800 million Term Loan”) and 1.80% for borrowings under our $200 million Term Loan. Our Notes due 2027 and Notes due 2026 bear interest at fixed rates of 5.38% and 5.125%, respectively, per annum. Our $135 million Term Loan bears interest at LIBOR plus 1.80%. Interest expense is inclusive of our interest costs, as well as amortization of our debt issuance costs. To mitigate some of the interest rate risk associated with our floating rate debt, in January 2016, we entered into various agreements to swap $400 million principal amount of our $800 million Term Loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full principal amount of our $200 million Term Loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%.
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
Under our transition services agreement with Ventas, Ventas provided certain corporate support services for us on a transitional basis through August 31, 2016 for a fee of $2.5 million, paid in four quarterly installments. The services provided under the transition services agreement were services that we historically received from Ventas and allowed us to operate independently prior to establishing a standalone support services infrastructure.
Commencing August 18, 2015, our general administrative and professional fee expenses are direct expenses attributable to our operations. These expenses also include costs incurred under the transition services agreement with Ventas, as well as the general, administrative and professional fee expenses incurred by our specialty healthcare and seniors housing valuation firm subsidiary. During the transition period, we incurred non-recurring expenses to expand our infrastructure, some of which have been redundant with costs incurred under the transition services agreement with Ventas. In addition, we have incurred other non-recurring costs, such as expenses related to efforts to become fully compliant with Section 404 of the Sarbanes-Oxley Act by December 31, 2016, initial set-up of our information systems and initial debt ratings.

Results of Historical Operations
Three Months Ended September 30, 2016 and 2015
The table below shows our results of operations for the three months ended September 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$82,428	$80,595	$1,833	2.3%
Income from investments in direct financing lease and loans	1,893	955	938	98.2
Real estate services fee income	1,897	763	1,134	148.6
Interest and other income	1,073	4	1,069	nm
Total revenues	87,291	82,317	4,974	6.0
Expenses:
Interest	14,271	4,090	(10,181)	nm
Depreciation and amortization	25,494	27,752	2,258	8.1
Impairment on real estate investments and associated goodwill	12,397	3,750	(8,647)	nm
General, administrative and professional fees	9,477	9,216	(261)	(2.8)
Deal costs	490	991	501	50.6
Loss on extinguishment of debt	4,359	—	(4,359)	nm
Other expenses, net	3,700	158	(3,542)	nm
Total expenses	70,188	45,957	(24,231)	(52.7)
Income before income taxes, real estate dispositions and noncontrolling interests	17,103	36,360	(19,257)	(53.0)
Income tax expense	(229)	(1,024)	795	77.6
Gain on real estate dispositions	2,143	856	1,287	150.4
Net income	19,017	36,192	(17,175)	(47.5)
Net income attributable to noncontrolling interests	7	26	19	73.1
Net income attributable to CCP	$19,010	$36,166	(17,156)	(47.4)

nm - not meaningful

Rental Income, Net
Rental income increased during the three months ended September 30, 2016 over the prior year primarily due to rent attributable to properties acquired in 2015 and contractual rent escalations pursuant to the terms of our existing leases, offset by operator transitions and dispositions in 2016.
The following table compares results of continuing operations for our 300 same-store properties. Same-store refers to properties owned by us for the full period in each comparison period, excluding properties classified as assets held for sale.

	For the Three Months Ended September 30,		Increase (Decrease) to Rental Income, Net
	2016	2015	$	%
	(Dollars in thousands)
Rental income	$73,765	$71,464	$2,301	3.2%
Same-store rental income increased during the three months ended September 30, 2016 over the prior year primarily as a result of contractual escalations under our leases and redevelopment activities.

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
Interest
This item represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our revolving credit facility, term loans and senior notes. The increase in the three months ended September 30, 2016 is due the fact that we did not have any outstanding indebtedness prior to the spin-off, as well as the refinancing in 2016 of certain indebtedness incurred in connection with the spin-off.
Depreciation and Amortization
Depreciation and amortization expense decreased during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to dispositions completed in 2016, offset by the properties acquired during 2015.
Impairment on Real Estate Investments and Associated Goodwill
We recognized impairments of $12.4 million on real estate investments and associated goodwill during the three months ended September 30, 2016, compared to $3.8 million during the same period in 2015, related to the reclassification of properties as held for sale.
General, Administrative and Professional Fees
General, administrative and professional fees for the three months ended September 30, 2015 included an allocation of expenses related to certain Ventas corporate functions prior to August 18, 2015, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Subsequent to our separation from Ventas, our general and administrative and professional fee expenses are direct expenses attributable to our operations. General, administrative and professional fees for the three months ended September 30, 2016 include $0.4 million of fees paid under our transition services agreement with Ventas, as well as expenses incurred by our specialty valuation firm subsidiary in the amount of $1.4 million. In addition, we have incurred various non-recurring costs, including expenses related to efforts to become fully compliant with Section 404 of the Sarbanes-Oxley Act by December 31, 2016 and initial set-up of our information systems.
Deal Costs
Deal costs for both periods consist of expenses primarily related to transactions, whether consummated or not, and operator transitions. The decrease for the three months ended September 30, 2016 from the prior year is primarily due to an acquisition completed in the third quarter of 2015.
Loss on Extinguishment of Debt
The loss on extinguishment of debt resulted from the write-off of unamortized debt issuance costs associated with the repayment of the remaining indebtedness outstanding under the $600 million Term Loan and a portion of indebtedness outstanding under the $800 million Term Loan with proceeds from the issuance and sale of the Notes due 2026 and the $135 million Term Loan.
Other Expenses, Net
Other expenses, net consists primarily of certain reimbursable expenses related to our triple-net leased portfolio.  In addition, for the three months ended September 30, 2016, we recognized a $3.6 million net loss related to one SNF located in West Virginia that sustained property damage due to a casualty.  Subsequent to the casualty, we received notice from the state that we would be unable to restore the property to its intended use.  The net loss reflects a decline in the carrying value of the asset, offset by the estimated insurance proceeds we expect to recover.

Gain on Real Estate Dispositions
This item represents the gains on the sales of three assets during the three months ended September 30, 2016 and one asset during the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015
The table below shows our results of operations for the nine months ended September 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$246,095	$237,100	$8,995	3.8%
Income from investments in direct financing lease and loans	4,530	2,680	1,850	69.0
Real estate services fee income	5,080	763	4,317	148.6
Interest and other income	1,791	67	1,724	nm
Total revenues	257,496	240,610	16,886	7.0
Expenses:
Interest	35,210	4,075	(31,135)	nm
Depreciation and amortization	82,324	80,688	(1,636)	(2.0)
Impairment on real estate investments and associated goodwill	17,925	16,648	(1,277)	nm
General, administrative and professional fees	26,317	21,499	(4,818)	(22.4)
Deal costs	2,516	4,746	2,230	47.0
Loss on extinguishment of debt	5,461	—	(5,461)	nm
Other expenses, net	3,919	1,278	(2,641)	(206.7)
Total expenses	173,672	128,934	(44,738)	(34.7)
Income before income taxes, real estate dispositions and noncontrolling interests	83,824	111,676	(27,852)	(24.9)
Income tax expense	(779)	(1,024)	245	77.6
Gain on real estate dispositions	2,895	856	2,039	150.4
Net income	85,940	111,508	(25,568)	(22.9)
Net income attributable to noncontrolling interests	13	138	125	90.6
Net income attributable to CCP	$85,927	$111,370	(25,443)	(22.8)

nm - not meaningful

Rental Income, Net
Rental income increased during the nine months ended September 30, 2016 over the prior year primarily due to rent attributable to properties acquired in 2015 and contractual rent escalations pursuant to the terms of our existing leases, offset by operator transitions and dispositions in 2016.
The following table compares results of continuing operations for our 273 same-store properties.

	For the Nine Months Ended September 30,		Increase (Decrease) to Rental Income, Net
	2016	2015	$	%
	(Dollars in thousands)
Rental income	$189,213	$185,241	$3,972	2.1%
Same-store rental income increased during the nine months ended September 30, 2016 over the prior year primarily as a result of contractual escalations under our leases and redevelopment activities, offset by operator transitions in 2016.

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
Interest
This item represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our revolving credit facility, term loans and senior notes. The increase in the nine months ended September 30, 2016 is due the fact that we did not have any outstanding indebtedness prior to the spin-off, as well as the refinancing in 2016 of certain indebtedness incurred in connection with the spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the properties acquired during 2015, offset by the properties sold or classified as held for sale in 2016.
Impairment on Real Estate Investments and Associated Goodwill
We recognized a $17.9 million impairment on real estate investments and associated goodwill during the nine months ended September 30, 2016, compared to $16.6 million during the same period in 2015, related to the reclassification of properties as held for sale.
General, Administrative and Professional Fees
General, administrative and professional fees for the nine months ended September 30, 2015 included an allocation of expenses related to certain Ventas corporate functions prior to August 18, 2015, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Subsequent to our separation from Ventas, our general and administrative and professional fee expenses are direct expenses attributable to our operations. General, administrative and professional fees for the nine months ended September 30, 2016 includes $1.6 million of fees paid under our transition services agreement with Ventas, as well as expenses incurred by our specialty valuation firm subsidiary in the amount of $4.1 million. In addition, we have incurred various non-recurring costs, including expenses related to efforts to become fully compliant with Section 404 of the Sarbanes-Oxley Act by December 31, 2016 and initial set-up of our information systems.
Deal Costs
Deal costs for both periods consist of expenses primarily related to transactions, whether consummated or not, and operator transitions. The decrease for the nine months ended September 30, 2016 from the prior year is primarily due to acquisitions completed during the first nine months of 2015.
Loss on Extinguishment of Debt
The loss on extinguishment of debt resulted from the write-off of unamortized debt issuance costs associated with the repayment of the remaining indebtedness outstanding under the $600 million Term Loan and a portion of indebtedness outstanding under the $800 million Term Loan with proceeds from the $200 million Term Loan, the issuance and sale of the Notes due 2027 and the Notes due 2026 and the $135 million Term Loan.
Other Expenses, Net
Other expenses, net consists primarily of certain reimbursable expenses related to our triple-net leased portfolio.  In addition, for the nine months ended September 30, 2016, we recognized a $3.6 million net loss related to one SNF located in West Virginia that sustained property damage due to a casualty.  Subsequent to the casualty, we received notice from the state that we would be unable to restore the property to its intended use.  The net loss reflects a decline in the carrying value of the asset, offset by the estimated insurance proceeds we expect to recover.

Gain on Real Estate Dispositions
This item represents the net gains on the sales of 18 assets during the nine months ended September 30, 2016 and two assets during the nine months ended September 30, 2015.

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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding income taxes, stock-based compensation expense associated with spin-related conversion of awards, transition services fee expense, deal costs, initial debt rating agency costs, amortization of other intangibles (which may be recurring in nature), loss on extinguishment of debt, non-cash items included in interest and other income and other expenses, net, and lease modification fee.

The following table summarizes our FFO and normalized FFO for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income attributable to CCP	$19,010	$36,166	$85,927	$111,370
Adjustments:
Real estate depreciation and amortization	25,302	27,617	81,758	80,367
Real estate depreciation related to noncontrolling interests	(32)	(68)	(106)	(202)
Impairment on real estate investments and associated goodwill	12,397	3,750	17,925	16,648
Gain on real estate dispositions	(2,143)	(856)	(2,895)	(856)
FFO attributable to CCP	54,534	66,609	182,609	207,327

Adjustments:
Income tax expense	229	1,024	779	1,024
Stock-based compensation expense associated with spin-related conversion of awards	—	542	—	542
Transition services fee expense	401	293	1,605	293
Deal costs	490	991	2,516	4,746
Initial debt rating agency costs	—	477	—	477
Amortization of other intangibles	173	89	516	89
Loss on extinguishment of debt	4,359	—	5,461	—
Non-cash items included in interest and other income and other expenses, net	2,498	—	1,821	—
Lease modification fee	(17)	—	227	—
Normalized FFO attributable to CCP	$62,667	$70,025	$195,534	$214,498

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides an additional manner in which to evaluate our operating performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, impairment on real estate investments and associated goodwill, excluding stock-based and other compensation adjustments, deal costs, loss on extinguishment of debt, gains (or losses) from sales of real estate property, non-cash items included in interest and other income and other expenses, net, transition services fee expense, initial debt rating agency costs and lease modification fee. In calculating this measure, we consider the effect on net income of our investments and dispositions that were completed during the periods shown, as if those transactions had been completed as of the beginning of the applicable period, as well as income related to completed transactions that are required to be treated as installment sales under GAAP. The following table sets forth a reconciliation of our Adjusted EBITDA to net income for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$19,017	$36,192	$85,940	$111,508
Adjustments for investments and dispositions during the period	(190)	—	(2,980)	—
Adjusted net income	18,827	36,192	82,960	111,508

Add back:
Interest	14,271	4,090	35,210	4,075
Income tax expense	229	1,024	779	1,024
Depreciation and amortization	25,494	27,752	82,324	80,688
Impairment on real estate investments and associated goodwill	12,397	3,750	17,925	16,648
Stock-based and other compensation adjustments	2,196	2,341	5,004	2,341
Deal costs	490	991	2,516	4,746
Loss on extinguishment of debt	4,359	—	5,462	—
Gain on real estate dispositions	(2,143)	(856)	(2,895)	(856)
Non-cash items included in interest and other income and other expenses, net	2,498	—	1,821	—
Transition services fee expense	401	293	1,605	293
Initial debt rating agency costs	—	477	—	477
Lease modification fee	(17)	—	227	—
Adjusted EBITDA	$79,002	$76,054	$232,938	$220,944

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$19,017	$36,192	$85,940	$111,508
Adjustments:
Real estate services fee income	(1,897)	—	(5,080)	—
Interest and other income	(1,073)	(4)	(1,791)	(67)
Interest	14,271	4,090	35,210	4,075
Depreciation and amortization	25,494	27,752	82,324	80,688
Impairment on real estate investments and associated goodwill	12,397	3,750	17,925	16,648
General, administrative and professional fees	9,477	9,216	26,317	21,499
Deal costs	490	991	2,516	4,746
Loss on extinguishment of debt	4,359	—	5,461	—
Other expenses, net	3,700	158	3,919	1,278
Income tax expense	229	1,024	779	1,024
Gain on real estate dispositions	(2,143)	(856)	(2,895)	(856)
NOI	$84,321	$82,313	$250,625	$240,543
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
As of September 30, 2016 and December 31, 2015, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $64.7 million and $28.7 million, respectively. See “Note 6—Loans Receivable” of the Notes to Combined Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

	As of September 30, 2016	As of December 31, 2015
Investment mix by asset type (1):
SNFs	87.9%	88.3%
Seniors housing communities and campuses (2)	7.1	7.3
Specialty hospitals and healthcare assets	5.0	4.4
Investment mix by tenant (1):
Senior Care Centers, LLC	20.7	19.2
Avamere Group, LLC	11.0	10.0
Signature HealthCARE, LLC	8.7	8.5
All other	59.7	62.3

(1)	Ratios are based on the gross book value of tangible real estate property (excluding assets classified as held for sale) as of each reporting date.

(2)	Campuses are defined as multi-level properties.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operations mix by asset type (1):
SNFs	86.1%	88.9%	87.3%	89.7%
Seniors housing communities and campuses (2)	4.9	5.1	5.1	4.4
Specialty hospitals and healthcare assets	3.4	3.9	3.3	4.5
All other	5.6	2.1	4.3	1.4
Operations mix by tenant (1):
Senior Care Centers, LLC	16.0	13.2	16.2	10.3
Avamere Group, LLC	10.8	10.8	10.7	10.1
Signature HealthCARE, LLC	14.1	9.9	14.2	9.9
All other	59.1	66.1	58.9	69.7

(1)	Ratios are based on revenues for each period presented.

(2)	Campuses are defined as multi-level properties.
We derive substantially all of our revenues by leasing assets under long-term triple-net leases with annual escalators, subject to certain limitations. Some of these escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in CPI, with caps, floors or collars.
Our three largest operators in aggregate accounted for approximately 41.1% of our total revenues for the nine months ended September 30, 2016. The failure or unwillingness of any of these tenants to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof could have a material adverse effect on our business, financial condition, results of operations and liquidity. We cannot provide any assurances that these tenants and/or their respective subsidiaries or affiliates will be able to effectively conduct their operations, operate our properties profitably or maintain and improve our properties, nor can we provide any assurances that they will have sufficient assets, income, access to financing and/or insurance coverage to enable them to satisfy their respective lease and other obligations to us and third parties. We also cannot provide any assurances that these tenants, and in particular our three largest operators, will elect to renew their leases with us upon expiration or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic and other terms, if at all.
Across the United States, SNF operators are facing various operational, legal and regulatory challenges due to, among other things, decreases in occupancy due to shorter lengths of stay, increased labor costs, staffing shortages and higher expenses associated with the defense and settlement of governmental investigations, enforcement proceedings, and legal actions related to professional and general liability claims. While revenues from government reimbursement have been relatively stable, Medicare and Medicaid rates are, and may continue to be, subject to cuts and other pressure from federal and state budgetary constraints. At the same time, operating expenses have been steadily rising, driven by higher wages and benefits in the highly competitive market for qualified nurses and other healthcare professionals, especially in states that have established minimum staffing requirements. These challenges have led to declines in operating margins and rent coverage ratios for some of our tenants, and from time to time, these tenants have asked us to consider certain financial accommodations, such as rent reductions or deferrals, among other things. Although we are engaged in discussions with certain tenants, including one of our largest operators, we cannot predict the outcome of any of these discussions or the impact that any accommodations we agree to make may have on our financial results. In addition, while these tenants remained current on rent through November, we cannot provide any assurances that they will be able to successfully manage their operations going forward and continue to meet their respective lease and other obligations to us.
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
We also evaluate concentration risk as it pertains to the geographic location of our properties. For the three months ended September 30, 2016, our properties were located in 36 states across the United States, with properties in only one state (Texas - 21%) accounting for more than 10% of our total revenues.

Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic and other terms, if at all. Although our lease terms are staggered, the non-renewal of some or all of our triple-net leases in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to qualify as a REIT. During the three months ended September 30, 2016, none of our triple-net leases were renewed or expired without renewal that had a material impact on our financial condition or results of operations for that period.
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
As of September 30, 2016 and December 31, 2015, we had a total of $22.5 million and $17.0 million, respectively, of unrestricted cash.
During the nine months ended September 30, 2016, our principal sources of liquidity were cash flows from operations, cash on hand, borrowings under our revolving credit facility and term loans, issuances of senior notes, and dispositions of assets.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements (estimated interest expense of $54.0 million), and refinance debt; (iii) fund acquisitions, investments and commitments, including re-development activities; and (iv) make distributions to our stockholders, as required for us to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations, borrowings under our revolving credit facility, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have an adverse effect on us.
Unsecured Revolving Credit Facility and Term Loans
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC, as guarantors, entered into the Term Loan Agreement relating to the $200 million Term Loan. Borrowings under the $200 million Term Loan currently bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at September 30, 2016. We used the net proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under the $600 million Term Loan.
As of September 30, 2016, we also had $50.0 million of borrowings outstanding under our unsecured revolving credit facility (the “Revolver”), $474 million of borrowings under our $800 million Term Loan (together with the Revolver and the $600 million Term Loan, the “Facility”), and $550.0 million of unused borrowing capacity available under the Revolver. The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the credit agreement and payment of a customary fee, for two additional six-month periods. The $800 million Term Loans matures in August 2020. The credit agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility to $2.5 billion.
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
In September 2016, we filed with the SEC an automatic shelf registration statement on Form S-3 relating to the sale, from time to time, of an indeterminable amount of common stock, preferred stock, depository shares, warrants and senior and subordinated notes.
Dividends
Ventas elected to be treated as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. Accordingly, with respect to periods prior to our separation from Ventas, Ventas generally was not subject to federal income tax. We elected to be treated as a REIT under the applicable provisions of the Code, beginning with the year ended December 31, 2015. By qualifying for taxation as a REIT, we generally will not be subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a C corporation (i.e., a corporation generally subject to full corporate-level tax).
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
On March 31, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock on March 21, 2016. On June 30, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of June 10, 2016. On September 30, 2016, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of September 16, 2016.

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
Cash Flows
The following table sets forth our sources and uses of cash flows for the periods presented:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2016	2015	$	%
	(Dollars in thousands)
Cash at beginning of period	$16,995	$2,424	$14,571	nm
Net cash provided by operating activities	188,915	206,041	(17,126)	(8.3)%
Net cash provided by (used in) investing activities	55,599	(498,506)	554,105	111.2
Net cash (used in) provided by financing activities	(239,032)	300,485	(539,517)	(179.5)
Cash at end of period	$22,477	$10,444	12,033	nm

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased in 2016 over the prior year primarily due to interest expense. Prior to the spin-off, we did not have any outstanding indebtedness.
Cash Flows from Investing Activities
Cash flows from investing activities during the nine months ended September 30, 2016 and 2015 consisted of cash paid for our investments in real estate ($0.0 million and $454.8 million in 2016 and 2015, respectively), investment in loans receivable ($63.3 million and $20.1 million in 2016 and 2015, respectively), proceeds from real estate dispositions and loans receivable ($151.9 million and $2.6 million in 2016 and 2015, respectively), development project expenditures ($29.4 million and $12.6 million in 2016 and 2015, respectively), and capital expenditures ($3.6 million and $13.5 million in 2016 and 2015, respectively).
Cash Flows from Financing Activities
Cash used in financing activities during the nine months ended September 30, 2016 consisted primarily of the net change in borrowings under our Revolver, the repayment of debt, the payment of deferred financing costs and distributions to common stockholders, partially offset by proceeds from the issuance of debt. Cash provided by financing activities during the nine months ended September 30, 2015 consisted primarily of the net change in borrowings under our Revolver, proceeds from the issuance of debt and net contribution from parent prior to the separation, partially offset by the payment of deferred financing costs, distributions to common stockholders and distribution to parent.
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
As of September 30, 2016 and December 31, 2015, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $64.7 million and $28.7 million, respectively.

We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2016.
Internal Control over Financial Reporting
During the third quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2016:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	—	$—
August 1 through August 31	11,184	29.51
September 1 through September 30	—	—

(1)
Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2015 Incentive Plan. The value of the shares withheld is the closing price of our common stock on the date the vesting occurred (or, if not a trading day, the immediately preceding trading day).

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of July 14, 2016 by and among Care Capital LP, as issuer, CCP and Care Capital GP, as guarantors, and Regions Bank, as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 15, 2016.
4.2	Registration Rights Agreement dated as of July 14, 2016 among Care Capital LP, CCP, Care Capital GP and the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 15, 2016.
10.1	Purchase Agreement, dated July 7, 2016, among CCP, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.
10.2
Loan Agreement dated as of July 25, 2016 by and among Capital One, National Association, as administrative agent, co-lead arranger and book runner, Regions Capital Markets, as co-lead arranger, the lenders identified therein, and wholly owned subsidiaries of Care Capital LP listed on Exhibit B thereto, as borrowers.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.
10.3	Guaranty of Payment and Performance dated July 25, 2016 by CCP and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.
10.4	Employee Protection and Non-Competition Agreement dated as of October 4, 2016 between CCP and Anna N. Fitzgerald.	Incorporated by reference to Exhibit 10.1 to our current Report on Form 8-K, filed on September 27, 2016.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 10, 2016

CARE CAPITAL PROPERTIES, INC.

By:	/s/ RAYMOND J. LEWIS
Raymond J. Lewis Chief Executive Officer

By:	/s/ LORI B. WITTMAN
Lori B. Wittman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of July 14, 2016 by and among Care Capital LP, as issuer, CCP and Care Capital GP, as guarantors, and Regions Bank, as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 15, 2016.
4.2	Registration Rights Agreement dated as of July 14, 2016 among Care Capital LP, CCP, Care Capital GP and the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 15, 2016.
10.1	Purchase Agreement, dated July 7, 2016, among CCP, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.
10.2
Loan Agreement dated as of July 25, 2016 by and among Capital One, National Association, as administrative agent, co-lead arranger and book runner, Regions Capital Markets, as co-lead arranger, the lenders identified therein, and wholly owned subsidiaries of Care Capital LP listed on Exhibit B thereto, as borrowers.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.
10.3	Guaranty of Payment and Performance dated July 25, 2016 by CCP and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.
10.4	Employee Protection and Non-Competition Agreement dated as of October 4, 2016 between CCP and Anna N. Fitzgerald.	Incorporated by reference to Exhibit 10.1 to our current Report on Form 8-K, filed on September 27, 2016.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.