Form 10-K
period 2016-12-31
Care Capital Properties, Inc.
filed 2017-03-01
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as reported on the New York Stock Exchange as of June 30, 2016, was $2.2 billion. For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.
As of February 24, 2017, 84,053,581 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•
the ability of our tenants and borrowers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including obligations under their existing credit facilities and other indebtedness, and the impact of our tenants or borrowers declaring bankruptcy or becoming insolvent;

•	our ability to successfully execute our business strategy, including identifying, underwriting, financing, consummating and integrating suitable acquisitions and investments;

•
macroeconomic conditions such as a disruption in or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default or delay in payment by the United States of its obligations, and changes in federal or state budgets resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;

•	the nature and extent of competition in the markets in which our properties are located;

•	the impact of pending and future healthcare reform and regulations, including cost containment measures, quality initiatives and changes in reimbursement methodologies, policies, procedures and rates;

•	increases in our borrowing costs as a result of changes in interest rates and other factors;

•
the ability of our tenants to successfully operate our properties in compliance with applicable laws, rules and regulations, to deliver high-quality services, to hire and retain qualified personnel, to attract residents and patients, and to participate in government or managed care reimbursement programs;

•
changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete for investments, capital and talent, and the effect of those changes on our earnings and financing sources;

•	our ability to repay, refinance, restructure or extend our indebtedness as it becomes due;

•	our ability and willingness to maintain qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	final determination of our taxable net income for the year ended December 31, 2016 and for current and future years;

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

i

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

ii

iii

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
Our company was originally formed in April 2015 to hold the post-acute/SNF portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”). On August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the applicable record date, and, as a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.
As of December 31, 2016, our portfolio consisted of 345 properties operated by 38 private regional and local care providers, spread across 36 states and containing a total of approximately 38,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
We elected to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and since the distribution have been operating in a manner that we believe allows us to qualify as a REIT. Subject to the REIT asset test requirements, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to corporate income taxes on its earnings.
Our Strategy
We aim to create long-term stockholder value through the payment of consistent cash dividends and the growth of our asset base and cash flow. To achieve this goal, our strategy consists of:
Partnering with Top Operators to Support Their Capital Needs
We are focused on leveraging our capital resources and expertise to develop strong relationships with top operators who have a demonstrated desire and ability to grow. We will seek opportunities to expand our portfolio through sale-leaseback transactions with operators, both existing and new, that have a proven track record of performance and are positioned for the future, as well as to provide various means of support for those operators in the achievement of their strategic plans.
Strategically Disposing of Assets to Optimize Our Portfolio for Long-Term Growth
We intend to continue to dispose of non-strategic assets that do not meet our investment criteria and redeploy the proceeds into new investments, including acquisitions and redevelopment, renovation and expansion opportunities that align with our strategies.
Increasing Competitiveness of Existing Assets through Incremental Investments
We expect to continue to work closely with certain operators to identify and capitalize on opportunities to enhance the operations of our facilities through capital investment. When the opportunities are attractive, we may finance the redevelopment or expansion of our properties, generating higher lease rates while improving the quality of our assets and enhancing the profitability of our operators. We may also invest in ground-up development.
Opportunistically Expanding Our Business and Diversifying into Complementary Sectors
We intend to capitalize on our size, relationships and investment expertise by actively participating as a consolidator in the highly fragmented skilled nursing industry. We will seek to identify and consummate value-enhancing acquisitions that expand and further diversify our portfolio. Over time, we may also supplement our core strategy of acquiring and investing in

SNFs by opportunistically acquiring complementary healthcare properties and pursing investments other than triple-net leases, including joint ventures or other structures, as well as senior, mezzanine, secured and unsecured debt investments that are consistent with our investment objectives.
Maintaining a Strong Balance Sheet with Access to Multiple Sources of Capital
We expect to maintain a strong balance sheet and conservative capital structure, providing the flexibility to deploy our resources effectively. We intend to actively manage our leverage and interest rate risk by utilizing primarily long-term fixed rate financing, entering into hedging arrangements, if appropriate, lengthening and staggering our debt maturities and maintaining our access to multiple sources of liquidity.
2016 Highlights and Other Recent Developments
Operating and Investing Activities

•
In December 2016, we completed the acquisition of three SNFs, two seniors housing communities and one campus (consisting of one SNF and one seniors housing community), for $36 million in a sale-leaseback transaction with an existing operator. The properties are currently being held in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary. We expect to complete the acquisition of one additional SNF with the same operator for $3.0 million in the first quarter of 2017.

•
During 2016, we sold 17 SNFs and one specialty hospital for aggregate consideration of $123.9 million. In connection with the sale of one SNF, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. In connection with the sale of seven SNFs, we made a four-year mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million.

•
During 2016, we transitioned a total of 18 SNFs from the existing tenants to replacement operators in consensual transactions. In connection with one transition, we made or purchased certain working capital loans, of which $8.1 million principal amount remained outstanding at December 31, 2016.

•
During 2016, we also entered into definitive agreements to sell 23 properties in separate transactions for aggregate proceeds of $175 million. The sales of the properties are expected to occur in the first half of 2017.

Financing Activities

•
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States, pursuant to Regulations S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. In February 2017, we completed an offer to exchange the Notes due 2026 for a new series of substantially identical notes that are registered under the Securities Act.

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

•
In May 2016, Care Capital LP issued and sold $100 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) through a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for total proceeds of $100 million before expenses.

•
In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration for the August 2015 acquisition of our specialty healthcare and seniors housing valuation firm pursuant to the terms of the purchase agreement.

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

Our Portfolio
Our portfolio consists of SNFs, specialty hospitals and healthcare assets, seniors housing communities and campuses and other investments. See Item 2 of this Annual Report on Form 10-K.
SNFs
Our SNFs provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high-cost setting of an acute care or rehabilitation hospital. Patients and residents generally come to SNFs to receive post-acute care to recover from an illness or surgery or long-term care with skilled nursing assistance to aid with numerous daily living activities. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. SNF operators receive payment for these services through a combination of government reimbursement, including Medicare and Medicaid, and private sources.
Specialty Hospitals and Healthcare Assets
Our specialty hospitals and healthcare assets include hospitals focused on providing children’s care, inpatient rehabilitation facilities, long-term acute care hospitals and personal care facilities. Our inpatient rehabilitation facilities are devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues. Our long-term acute care hospitals serve medically-complex, chronically-ill patients who require high levels of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. These hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” Our personal care facilities provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.
Seniors Housing Communities and Campuses
Our seniors housing communities and campuses, which we lease pursuant to pooled, multi-facility master lease agreements with certain of our SNFs, include independent and assisted living communities, continuing care retirement communities and communities providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. These communities offer studio, one bedroom and two bedroom residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, which allow residents certain conveniences and enable them to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and SNFs. Charges for room, board and services are generally paid from private sources.
Net Investment in Direct Financing Lease
As of December 31, 2016, we owned one SNF that we lease to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. Our net investment in the direct financing lease represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment.
Loans Receivable, Net
As of December 31, 2016, we had $62.3 million of net loans receivable relating to SNFs and other healthcare properties or operators. Our loans receivable provide us with interest income, principal amortization and transaction fees and generally are secured by mortgage liens on the underlying properties or other collateral and supported by corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entities that own the related properties. See “Note 6—Loans Receivable, Net” of the Notes to Combined Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Certificates of Need
Our SNFs, specialty hospitals and healthcare assets are generally subject to federal, state and local licensure statutes and statutes that may impose building moratoriums or require regulatory approval, in the form of a certificate of need (“CON”), or variations thereof, issued by a governmental agency with jurisdiction over healthcare facilities or otherwise, prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major equipment or introduction of new services. CON and similar requirements, which are not uniform throughout the United States, may provide some protection against competition, but also may restrict our or our operators’ ability to expand our properties in certain circumstances.
The following table summarizes the amount of our rental income derived by properties located in states with and without CON requirements (including variations thereof and building moratoriums) for the year ended December 31, 2016:

	Percent of Rental Income
	SNFs	Specialty Hospitals and Healthcare Assets	Total
States with CON (or similar) requirements	71.4%	56.6%	70.1%
States without CON (or similar) requirements	28.6	43.4	29.9
Total	100.0%	100.0%	100.0%
Significant Tenants
The following table summarizes our tenant concentration (excluding properties classified as held for sale) as of and for the year ended December 31, 2016:

	Number of Properties Leased from CCP	Percent of Total Real Estate Investments (1)	Percent of Total Revenues (2)
Senior Care Centers, LLC	37	20.5%	16.4%
Signature HealthCARE, LLC	49	8.9	13.7
Avamere Group, LLC	29	10.9	10.9

(1)	Based on gross book value of tangible real estate property.

(2)	Total revenues includes income from investments in direct financing lease and loans, real estate services fee income and interest and other income and excludes net gain on lease termination.
Each of our leases with SCC, Signature HealthCARE, LLC (together with its subsidiaries, “Signature”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.
Because our three largest operators account for a meaningful portion of our total revenues, the failure or inability of SCC, Signature or Avamere to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof could adversely affect the condition of the leased properties and have a material adverse effect on our business, financial condition, results of operations and liquidity. SCC, Signature and Avamere, and/or their respective subsidiaries or affiliates, may not have sufficient assets, equity, income, access to financing and insurance coverage to enable them to satisfy their respective lease and other obligations to us, and we cannot predict whether SCC, Signature or Avamere will elect to renew its leases with us upon expiration of their terms or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic and other terms, if at all.
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
Our tenants also compete on a local and regional basis with other healthcare operating companies that provide comparable services. These operators compete to attract and retain residents and patients based on their hospital and managed care relationships, scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. The ability of our tenants to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors” included in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2016, we had 69 employees, including 34 employees associated with our specialty healthcare and seniors housing valuation firm. None of our employees are subject to a collective bargaining agreement.

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
Our Industry
As of December 31, 2016, approximately 87% of our revenues (excluding net gain on lease termination) were derived from investments in SNFs. We believe the SNF industry will benefit from near-term demographic, economic and regulatory trends driving demand for post-acute and long-term care services provided by SNFs. Specifically, an aging population, longer life expectancies, higher patient acuity and healthcare policy measures that shift treatment to the lowest cost, most clinically appropriate settings are expected to generate increased utilization of SNFs over time. These factors, coupled with the modest decline in the number of SNFs over the past several years, should support increasing demand for our properties.
At the same time, SNF operators are facing various operational, legal and regulatory challenges due to, among other things, increased wages and labor costs, staffing shortages and higher expenses associated with increased government investigations, enforcement proceedings and legal actions related to professional and general liability claims. With a dependence on government reimbursement as the primary source of their revenues, SNF operators are also subject to intensified efforts to impose greater discounts and more stringent cost controls, through value-based payments, managed care and similar programs, resulting in lower daily reimbursement rates, decreased occupancies due to shorter lengths of stay and declining operating margins.

We believe that these trends will be advantageous for quality operators who can effectively adapt their operating model to accommodate the changing reimbursement and regulatory environments and will result in increased demand for post-acute properties.

Additional Information
CCP was incorporated in Delaware on April 2, 2015. The address of our principal executive offices is 191 North Wacker Drive, Suite 1200, Chicago, Illinois 60606. Our telephone number is (312) 881-4700.
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

GOVERNMENT REGULATION
Overview
Our revenues are derived primarily from the leasing of properties in which our tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those facilities.
Governmental and other concerns regarding health care costs have resulted, and may continue to result, in significant downward pressure on patient lengths of stay and payments to healthcare facilities, and we cannot predict whether future payment rates for either governmental or private healthcare plans will be sufficient to cover cost increases in providing services to patients. We expect that efforts by the federal Medicare program, state Medicaid programs and non-governmental third-party payors (including health maintenance organizations (“HMOs”), managed care companies and other private insurance carriers), to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, including the switch from fee-for-service to value-based payments, discounted fee structures, and accountable care organizations (“ACOs”), in which healthcare providers assume all or a portion of the financial risk or otherwise) will intensify. We also expect that the healthcare industry, in general, will continue to face increased scrutiny in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. A significant expansion of applicable federal, state or local laws and regulations, existing or future healthcare reform measures, new interpretations of existing laws and regulations, changes in enforcement priorities, or significant limits on the scope of services reimbursed or reductions in reimbursement rates could have a material adverse effect on our operators’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
Licensure, Certification and CONs
In order to participate in the Medicare and Medicaid programs, the operators of our SNFs generally must be licensed on an annual or biannual basis and certified annually through various regulatory agencies that determine compliance with federal, state and local laws. Legal requirements pertaining to such licensure and certification relate to the quality of nursing care provided by the operator, qualifications of the operator’s administrative personnel and nursing staff, adequacy of the physical plant and equipment and continuing compliance with laws and regulations governing the operation of SNFs. Similarly, the operators of our specialty hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services (“HHS”) and comply with state and local laws and regulations in order to receive Medicare and Medicaid reimbursement. We generally either own or have security interests in the licenses required to operate our properties. The failure to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in a compliance survey could prevent an operator from continuing operations at a property, and a loss of licensure or certification could adversely affect an operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases. Such loss could also adversely affect the value of our properties, making them harder to transfer and/or increasing the need for additional capital.
Many of our SNFs and specialty hospitals are also subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a demonstration of the need for additional or expanded healthcare facilities or services. In addition, CONs, where applicable, may be required for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. While CON laws and regulations may provide some protection against competition, they could also restrict an operator’s ability to expand our properties and grow its business in certain circumstances.
Seniors housing communities, in contrast, are subject to relatively few, if any, federal regulations. Such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements and other operational matters, which vary greatly from one jurisdiction to another.
Reimbursement
Our tenants receive their revenues primarily from government-funded healthcare programs, such as Medicare and Medicaid, and non-governmental third-party payors, such as HMOs, managed care companies and other private insurance carriers. As federal and state governments face budget pressures, healthcare reform initiatives and efforts to reduce costs by these payors are likely to continue beyond those set forth in the Patient Protection and Affordable Care Act (together with its reconciliation measure, the Health Care and Education Reconciliation Act of 2010, the “Affordable Care Act”) and the Budget Control Act of 2011, despite the potential repeal or replacement of the Affordable Care Act. Efforts to implement new and evolving payor and provider programs in the United States, including Medicare Advantage, dual eligible demonstrations, ACOs and bundled payment programs, could result in reduced or slower growth in reimbursement for certain services provided by our operators. We cannot predict whether, when or to what extent the Affordable Care Act will be repealed or replaced, or that existing or future healthcare reform legislation or changes in the administration or implementation of healthcare reimbursement programs will not materially adversely affect our operators’ liquidity, financial condition or results of operations or their ability to satisfy their obligations to us.
In August 2016, the Centers for Medicare & Medicaid Services (“CMS”) announced a modification to its Five Star Quality Rating System, which rates all SNFs that participate in Medicare or Medicaid on the basis of staffing, quality measures and the results of state health inspections. The modification, which was phased in through January 2017, consisted of new quality measures based primarily on Medicare claims data submitted by hospitals, including: (i) percentage of short-stay residents who were successfully discharged to the community; (ii) percentage of short-stay residents who have had an outpatient emergency department visit; (iii) percentage of short-stay residents who were re-hospitalized after a nursing home admission; (iv) percentage of short-stay residents who made improvements in function; and (v) percentage of long-stay residents whose ability to move independently worsened. It is possible that this or any other ranking system could lead to future reimbursement policies that reward or penalize facilities on the basis of the reported quality of care parameters.

On September 28, 2016, CMS issued its final rule significantly revising the requirements that long-term care facilities, including SNFs and long-term acute care hospitals, must meet to participate in the Medicare and Medicaid programs. The provisions of the rule, which finalizes CMS’s original proposal issued in July 2015 and is the first comprehensive update to long-term care facility standards since 1991, are targeted at reducing unnecessary hospital readmissions and infections, improving the quality of care and strengthening safety measures for residents in these facilities. Changes in the final rule, to be implemented in three phases, include:

•	a prohibition on the use of pre-dispute binding arbitration agreements with residents;

•	the requirement that long-term care facility staff members be properly trained to care for residents with dementia and to prevent elder abuse;

•	improved care planning, including consideration of the residents’ wishes, provision of necessary information for follow-up after discharge and transmission of discharge plans to receiving facilities;

•	allowing dietitians and therapy providers to write orders in their areas of expertise when physicians delegate that responsibility to them and state licensing laws allow it; and

•	updates to long-term care facilities’ infection prevention and control programs, including requiring infection prevention and control officers and antibiotic stewardship programs.
On November 7, 2016, a judge in the U.S. District Court for the Northern District of Mississippi granted the American Health Care Association a preliminary injunction barring CMS from implementing the prohibition on the use of pre-dispute binding arbitration agreements under the final rule while the parties litigate the case. It is unclear whether CMS will appeal the injunction under the new administration. We are currently analyzing the implications of this final rule.
On December 20, 2016, CMS finalized new bundled payment models for cardiac care and expanded the existing bundled payment model for hip replacements to other hip surgeries that continue its progress to shift Medicare payments from rewarding quantity to quality by creating strong incentives for hospitals to deliver better care to patients at a lower cost. For the new cardiac bundles, participants are hospitals in 98 metropolitan statistical areas (“MSAs”) that were randomly selected, and for the expanded hip bundles, participation is limited to the same 67 MSAs that were selected for the existing Comprehensive Care for Joint Replacement model. Implementation of the new and expanded models will be phased in over a five-year period, beginning July 1, 2017. We are currently analyzing the potential impact of this rule on our SNF operators.
SNF Medicare Reimbursement
For nearly 30 years, SNF operators have received payment from Medicare for their services under a fee-for-service reimbursement model, or prospective payment system known as “SNF PPS.” Under SNF PPS, payment amounts are made on a per diem basis for each resident, based upon classifications determined through assessments of the individual Medicare patients in the SNF, rather than on the facility’s reasonable costs. Such payments are generally intended to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs, without regard to quality of care or patient outcome. Updates to SNF PPS payment rates are established by CMS and published annually for the federal fiscal year (October 1 through September 30). In April 2015, however, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) permanently repealed the Sustainable Growth Rate payment formula for Medicare reimbursement rates on physician services and required that Medicare payment rates for post-acute care providers increase by no more than 1% for fiscal year 2018, after application of the productivity adjustment mandated by the Affordable Care Act. The full impact of MACRA on our operators is not yet known.

On August 5, 2016, CMS published its final rule updating SNF PPS for the 2017 fiscal year (October 1, 2016 through September 30, 2017). Under the final rule, the SNF PPS standard federal payment rate would increase by 2.4% in fiscal year 2017, reflecting a 2.7% increase in the market basket index, less a 0.3% productivity adjustment. CMS estimates that net payments to SNFs as a result of the final rule will increase by approximately $920 million in fiscal year 2017. In addition, CMS adopted various measures pertaining to the SNF Quality Reporting Program, as well as the SNF Value-Based Purchasing Program, and other standards aimed at implementing value-based purchasing for SNFs. We regularly assess the financial implications of CMS’s rules and other federal legislation on our SNF operators.
Over the last several years, many public and private payors and healthcare providers have experimented with alternative payment models to address widespread concerns about increasing costs and care inefficiencies created by traditional fee-for-service reimbursement methodologies. Some of the more prevalent alternative payment models include ACOs (in which a network of providers share responsibility for coordinating care within a defined expenditure limit), bundled payment arrangements (under which payors compensate providers with a single payment for an episode of care), pay for performance (through which providers are reimbursed based on the achievement of pre-determined quality measures), and patient centered medical homes (in which care is coordinated through a patient’s primary care physician). As CMS is targeting 50% of all Medicare reimbursements to be made through alternative payment models by the end of 2018, these models evidence a gradual shift in the nation’s healthcare delivery and payment systems from volume-based to value-based care.
SNF Medicaid Reimbursement
A significant portion of all SNF residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than private pay rates. Although the federal government and states share responsibility for financing Medicaid, states have a wide range of discretion, within certain federal guidelines, to determine eligibility and reimbursement methodology. In addition, federal legislation limits an operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. When state budget pressures escalate, in an effort to address shortfalls, many state legislatures enact or propose reductions to Medicaid expenditures by implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and SNFs, or by restricting eligibility and benefits.

From time to time, states may may adopt Medicaid rate freezes or cuts or other program changes as their reimbursement methodologies continue to evolve. Examples of these changes are Medicaid managed care, which delivers health benefits and additional services through contracted arrangements between state Medicaid agencies and managed care organizations that accept a set capitation payment for those services, and dual eligible demonstrations, which seek to coordinate care for individuals covered by both Medicare and Medicaid. In addition, the U.S. government may revoke, reduce or stop approving “provider taxes” or intergovernmental transfer payment programs that have the effect of increasing Medicaid payments within the states. Some of the current proposals to replace the Affordable Care Act would also convert Medicaid to block grants, giving each state a fixed amount of federal money to provide healthcare to low-income individuals.
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
State Medicaid Reimbursement: Texas
The largest number of properties in our portfolio are located in Texas and accounted for 21.1% of our total revenues (excluding net gain on lease termination) for the year ended December 31, 2016. In August 2015, CMS and the Texas Health and Human Services Commission (“THHC”) began a three-year federal/state partnership to better serve individuals eligible for both Medicare and Medicaid (“Dual Eligible”). THHC entered into agreements with several Medicaid-Medicare Plans (“MMPs”) with the following goals: minimize cost sharing; align incentives; streamline the process for providers; and improve the quality of care. The program covers Dual Eligible individuals located in six of Texas’ most populous counties, and two to three MMPs are assigned to each county. Eligible individuals are passively enrolled and assigned to an MMP, unless they opt out.
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
Fraud and Abuse Enforcement
The operators of our properties who participate in, receive payments from or make or receive referrals for work in connection with government-funded healthcare programs, including Medicare and Medicaid, are subject to extensive federal and state laws and regulations that prohibit certain fraudulent or abusive business practices. These laws include, among others:

•
the anti-kickback statute (Section 1128B(b) of the Social Security Act), prohibiting the payment, receipt or solicitation of any remuneration to induce a referral of any patient or service or item covered by a federal or state healthcare program;

•
the physician self-referral prohibition (Ethics in Patient Referrals Act of 1989, commonly referred to as the “Stark Law”), prohibiting referrals by physicians of Medicare or Medicaid patients to healthcare providers with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

•	the False Claims Act, prohibiting any person from knowingly presenting false or fraudulent claims for payment by the federal government (including the Medicare and Medicaid programs);

•	the Civil Monetary Penalties Law, authorizing HHS to impose civil penalties administratively for fraudulent acts; and

•
the Health Insurance Portability and Accountability Act of 1996 (commonly referred to as “HIPAA”), protecting the privacy and security of personally identifiable health information by limiting its use and disclosure.

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

Many states in which our tenants operate have adopted similar anti-fraud and abuse laws, some of which prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as minimum staffing requirements, criminal background checks and limiting the use and disclosure of patient specific health information. Failure to comply with these laws may result in the imposition of criminal or civil penalties and other sanctions.
In the ordinary course of their business, the operators of our properties are subject to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding through legislation and the creation of a series of new healthcare crimes by HIPAA have led to significant expansion in the number and scope of investigations and enforcement actions over the past several years, and as federal and state budget pressures persist, administrative agencies may continue to escalate these efforts to eliminate waste and control fraud and abuse in governmental healthcare programs. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. A violation of federal or state anti-fraud and abuse laws or regulations by an operator of our properties could materially adversely affect the operator’s liquidity, financial condition or results of operations and its ability to satisfy its obligations to us. Certain of our operators have responded to subpoenas and other requests for information regarding their operations in connection with inquiries by the U.S. Department of Justice or other regulatory agencies.
Environmental Regulation
As an owner of real property, we are subject to various federal, state and local environmental and health and safety laws and regulations. These laws and regulations address various matters, including asbestos, fuel oil management, wastewater discharges, air emissions, medical wastes and hazardous wastes. The costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. For example, although we do not operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release. In addition to these costs, which are typically not limited by law or regulation and could exceed the property’s value, we could be liable for certain other costs, including governmental fines and injuries to persons, property or natural resources.
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
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following is a summary of certain U.S. federal income tax considerations that may be relevant to holders of our common stock. This summary is based on the Code, U.S. Department of the Treasury (the “Treasury”) regulations promulgated thereunder, rulings and other administrative pronouncements issued by the Internal Revenue Service (“IRS”), and judicial decisions, all as in effect on the date of this Annual Report on Form 10-K, all of which are subject to change or different interpretation, possibly with retroactive effect. The laws governing the U.S. federal income tax treatment of REITs and their stockholders are highly technical and complex, and this summary is qualified in its entirety by the authorities listed above. We cannot provide any assurances that the IRS would not assert, or that a court would not sustain, a position to the contrary to any of the tax consequences described below, and we have not sought , nor do we intend to seek, a ruling from the IRS regarding any matter discussed in this summary. This summary is also based upon the assumption that we and our subsidiaries and affiliated entities will operate in accordance with our and their applicable organizational documents or partnership agreements. This summary is for general information only and is not tax advice. It does not purport to discuss all aspects of U.S. federal income taxation that may be relevant to a particular investor in light of its particular investment or tax circumstances or to investors subject to special rules under the Code, including but not limited to:

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
Taxation of CCP
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, in the taxable year ended December 31, 2015. We believe that we are organized, and operate, in such a manner as to qualify for taxation as a REIT under the applicable provisions of the Code.
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels and diversity of share and asset ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify to be taxed as a REIT also requires that we satisfy certain tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to a precise determination. Accordingly, although we intend to continue to operate in such a manner to qualify as a REIT, we cannot provide any assurances that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.
Taxation of REITs in General
As indicated above, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, various qualification requirements imposed upon REITs by the Code. The material qualification requirements are summarized below under “—Requirements for Qualification—General. ” While we have operated, and intend to operate in the future, so that we qualify and continue to qualify to be taxed as a REIT, we cannot provide any assurances that the IRS will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future. Please refer to “—Failure to Qualify.”
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
Any net operating losses, foreign tax credits and other tax attributes generally do not pass through to our stockholders, subject to special rules for certain items such as the capital gains that we recognize. Please refer to “—Taxation of Stockholders—Distributions.”
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

•	A 100% tax may be imposed on transactions between us and a TRS that do not reflect arm’s-length terms;

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
The Code provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation’s initial tax year as a REIT (which, in our case, was the taxable year ended December 31, 2015). Our certificate of incorporation includes restrictions regarding the ownership and transfers of our shares, which are intended to assist us in satisfying the share ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that we will, in all cases, be able to satisfy the share ownership requirements described in conditions (5) and (6) above. If we fail to satisfy these share ownership requirements, except as provided in the next sentence, our status as a REIT will terminate. If, however, we comply with the rules contained in applicable Treasury regulations that require us to ascertain the actual ownership of our shares and we do not know, or would not have known through the exercise of reasonable diligence, that we failed to meet the requirements described in condition (6) above, we will be treated as having met this requirement.
To monitor compliance with the share ownership requirements, we generally are required to maintain records regarding the actual ownership of our shares. To do so, we must demand written statements each year from the record holders of significant percentages of our shares pursuant to which the record holders must disclose the actual owners of the shares (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If a record holder fails or refuses to comply with the demands, that holder will be required by

Treasury regulations to submit a statement with its tax return disclosing its actual ownership of our shares and other information.
In addition, a corporation generally may not elect to become a REIT unless its taxable year is the calendar year. We have adopted December 31 as our year-end and thereby satisfy this requirement.
Effect of Subsidiary Entities
Ownership of Partnership Interests
If we are a partner in an entity that is treated as a partnership for U.S. federal income tax purposes, Treasury regulations provide that we are deemed to own our proportionate share of the partnership’s assets, and to earn our proportionate share of the partnership’s income, without regard to whether the partners received a distribution from the partnership, for purposes of the asset and gross income tests applicable to REITs. Our proportionate share of a partnership’s assets and income is based on our capital interest in the partnership (except that for purposes of the 10% asset test, described below, our proportionate share of the partnership’s assets is based on our proportionate interest in the equity and certain debt securities issued by the partnership). In addition, the assets and gross income of the partnership are deemed to retain the same character in our hands. Thus, our proportionate share of the assets and income of any of our subsidiary partnerships are treated as our assets and items of income for purposes of applying the REIT requirements. In addition, any change in the status of any partnership for tax purposes might be treated as a taxable event, in which case we could have taxable income that is subject to REIT distribution requirements without receiving any cash.
If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action that could cause us to fail a gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take otherwise corrective action on a timely basis. In that case, we could fail to qualify to be taxed as a REIT unless we were entitled to relief, as described below.
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
A TRS may not directly or indirectly operate or manage any healthcare facilities or lodging facilities or provide rights to any brand name under which any healthcare facility or lodging facility is operated. A TRS may provide rights to any brand name under which any healthcare facility or lodging facility is operated if such rights are provided to an “eligible independent contractor” (as described below) to operate or manage a healthcare facility or lodging facility if such rights are held by the TRS as a franchisee, licensee or in a similar capacity and such healthcare facility or lodging facility is owned by the TRS or leased to the TRS by its parent REIT. A TRS will not be treated as operating or managing a “qualified healthcare property” or a “qualified lodging facility” solely because the TRS directly or indirectly possesses a license, permit or similar instrument enabling it to do so.
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
Dividend Income
We may directly or indirectly receive distributions from TRSs or other corporations that are not REITs or qualified REIT subsidiaries. These distributions generally are treated as dividend income to the extent of the current and accumulated earnings and profits of the distributing corporation. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. Any dividends that we receive from another REIT, however, will be qualifying income for purposes of both the 95% and 75% gross income tests. We will monitor the amounts of dividends and other income from our TRSs and take actions intended to keep such amounts, and any other non-

qualifying income, within the limitations of the gross income tests. However, we cannot guarantee that such actions will prevent a violation.
Fee Income
Any fee income that we earn will generally not be qualifying income for purposes of either gross income test. Any fees earned by a TRS, however, will be excluded from our gross income tests.
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
Asset Tests
At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of “real estate assets,” cash, cash items, U.S. government securities, and, under some circumstances, debt or equity instruments purchased with new capital. For this purpose, real estate assets include interests in real property and shares of other corporations that qualify as REITs, as well as certain types of mortgage-backed securities and mortgage loans. For taxable years beginning after December 31, 2015, the term “real estate assets” also includes (i) personal property securing a mortgage secured by both real property and personal property if the fair market value of such personal property does not exceed 15% of the total fair market value of all such property and (ii) personal property leased in connection with a lease of real property for which the rent attributable to personal property is not greater than 15% of the total rent received under the lease. In addition, for taxable years beginning after December 31, 2015, if not more than 25% of the value of our total assets is represented by debt instruments of publicly offered REITs, such debt instruments will be treated as real estate assets. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.
Second, the value of any single issuer’s securities that we own may not exceed 5% of the value of our total assets.
Third, we may not own more than 10% of any single issuer’s outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below. Solely for purposes of the 10% asset test, the determination of our interest in the assets of a partnership or limited liability company in which we own an interest will be based on our proportionate interest in any securities issued by the partnership or limited liability company, excluding for this purpose certain securities described in the Code.
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
We have not obtained independent appraisals to support our conclusions as to the value of our total assets or the value of any particular security or securities. Moreover, the values of some assets may not be susceptible to a precise determination, and values are subject to change in the future. The proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. Accordingly, we cannot provide any assurances that the IRS will not contend that our interests in our subsidiaries or in the securities of other issuers cause a violation of the REIT asset tests.
However, certain relief provisions are available to allow REITs to satisfy the asset requirements or to maintain REIT qualification notwithstanding certain violations of the asset and other requirements. For example, if we fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause us to lose our REIT qualification if we (i) satisfied the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the value of our assets and the asset requirements was not wholly or partially caused by an acquisition of non-qualifying assets, but instead arose from changes in the relative market values of our assets. If the condition described in clause (ii) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of the relief provisions described above.
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
Even if we did not qualify for the foregoing relief provisions, a REIT that fails one or more of the asset requirements may nevertheless maintain its REIT qualification if (i) the REIT provides the IRS with a description of each asset causing the failure, (ii) the failure is due to reasonable cause and not willful neglect, (iii) the REIT pays a tax equal to the greater of (a) $50,000 per failure and (b) the product of the net income generated by the assets that caused the failure multiplied by the maximum corporate tax rate and (iv) the REIT either disposes of the assets causing the failure within six months after the last day of the quarter in which it identifies the failure, or otherwise satisfies the relevant asset tests within that time frame.
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
We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. These distributions generally will be treated as received by our stockholders in the year in which paid.
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
We expect that our REIT taxable income will be less than our cash flow because of depreciation and other non-cash charges included in computing REIT taxable income. Accordingly, we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the distribution requirements described above. However, from time to time, we may not have sufficient cash or other liquid assets to meet these distribution requirements due to timing differences between the actual receipt of income and actual payment of deductible expenses, and the inclusion of income and deduction of expenses in determining our taxable income. In addition, we may decide to retain our cash, rather than distribute it, in order to repay debt, acquire assets, or for other reasons. If these timing differences occur, we may borrow funds to pay dividends or pay dividends through the distribution of other property (including our shares) in order to meet the distribution requirements, while preserving our cash.
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
Prohibited Transactions
Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (other than foreclosure property, as discussed below) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business. We intend to continue to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or having been, held as inventory or for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. Whether property is held as inventory or “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. We cannot provide any assurances that any property that we sell will not be treated as inventory or property held for sale to customers, or that we can comply with certain safe harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to continue to structure our activities to avoid prohibited transaction characterization.
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
Derivatives and Hedging Transactions

We may enter into hedging transactions with respect to interest rate exposure on one or more of our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, and options. Except to the extent provided by Treasury regulations, any income from a hedging transaction we enter into (i) in the ordinary course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry “real estate assets” (as described above under “—Asset Tests”), which is clearly identified as specified in Treasury regulations before the close of the day on which it was acquired, originated, or entered into, including gain from the sale or disposition of a position in such a transaction, (ii) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% income tests (or any asset that produces such income) which is clearly identified as such before the close of the day on which it was acquired, originated, or entered into and (iii) for taxable years beginning after December 31, 2015, to hedge the income or loss from prior hedging transactions, where the property or indebtedness which was the subject of the prior hedging transaction was extinguished or disposed of, will not constitute gross income for purposes of the 75% or 95% gross income test. To the extent that we enter into hedging transactions that are not described in the preceding clauses (i), (ii) or (iii), the income from these transactions is likely to be treated as non-qualifying income for purposes of both the 75% and 95% gross income tests. Moreover, to the extent that a position in a hedging transaction has positive value at any particular point in time, it may be treated as an asset that does not qualify for purposes of the REIT asset tests. We intend to continue to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT. We may conduct some or all of our hedging activities (including hedging activities relating to currency risk) through a TRS or other corporate entity, the income from which may be subject to U.S. federal income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries. We cannot provide any assurances, however, that our hedging activities will not give rise to income or assets that do not qualify for purposes of the REIT tests, or that our hedging activities will not adversely affect our ability to satisfy the REIT qualification requirements.
Foreclosure Property
Foreclosure property is real property and any personal property incident to such real property (i) that we acquire as the result of having bid in the property at foreclosure, or having otherwise reduced the property to ownership or possession by agreement or process of law, after a default (or upon imminent default) on a lease of the property or a mortgage loan held by us and secured by the property, (ii) for which we acquired the related loan or lease at a time when default was not imminent or anticipated and (iii) with respect to which we made a proper election to treat the property as foreclosure property. We generally will be subject to tax at the maximum corporate rate on any net income from foreclosure property, including any gain from the disposition of the foreclosure property, other than income that would otherwise be qualifying income for purposes of the 75% gross income test. Any gain from the sale of property for which a foreclosure property election has been made will not be subject to the 100% tax on gains from prohibited transactions described above, even if the property would otherwise constitute inventory or dealer property. We do not anticipate receiving any income from foreclosure property that does not qualify for purposes of the 75% gross income test.
Penalty Tax
Any re-determined rents, re-determined TRS service income (for taxable years beginning after December 31, 2015), re-determined deductions, or excess interest we generate will be subject to a 100% penalty tax. In general, re-determined rents are rents from real property that are overstated as a result of any services furnished to any of our tenants by a TRS, re-determined TRS service income represents income of a TRS that is understated as a result of services provided to us or on our behalf and re-determined deductions and excess interest represent any amounts that are deducted by a TRS for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s-length negotiations or if the interest payments were at a commercially reasonable rate. Rents that we receive will not constitute re-determined rents if they qualify for certain safe harbor provisions contained in the Code.
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

If a partnership, including for this purpose any entity that is treated as a partnership for U.S. federal income tax purposes, holds our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership.
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
Distributions in excess of our current and accumulated earnings and profits (as determined for U.S. federal income tax purposes) will generally represent a return of capital and will not be taxable to a stockholder to the extent that the amount of such distributions does not exceed the adjusted basis of the stockholder’s shares in respect of which the distributions were made. Rather, the distribution will reduce the adjusted basis of the stockholder’s shares. To the extent that such distributions exceed the adjusted basis of a stockholder’s shares, the stockholder generally must include such distributions in income as long-term capital gain if the shares have been held for more than one year, or short-term capital gain if the shares have been held for one year or less. In addition, any dividend that we declare in October, November or December of any year and that is payable to a stockholder of record on a specified date in any such month generally will be treated as both paid by us and received by the stockholder on December 31 of such year, provided that we actually pay the dividend before the end of January of the following calendar year.
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
However, so long as we continue to qualify as a REIT our shares will not be treated as USRPIs if we are “domestically controlled.” We will be “domestically controlled” if less than 50% of the value of our stock is held by foreign persons during the shorter of the preceding five years or the period of our existence (“FIRPTA Testing Period”). For purposes of determining whether a REIT is a “domestically controlled,” a person who at all applicable times holds less than 5% of a class of stock that is “regularly traded” will be treated as a U.S. person, unless the REIT has actual knowledge that such person is not a U.S. person. We believe that we are currently “domestically controlled.” However, we cannot provide any assurances that we will remain so.
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
Dispositions of Our Shares
Unless our shares constitute USRPIs, a sale of our shares by a non-U.S. stockholder generally will not be subject to U.S. taxation under FIRPTA. See “—Treatment of Our Shares as United States Real Property Interests; Exceptions,” above, for a description of the circumstances in which our shares will constitute USRPIs. If gain on the sale of our shares were subject to taxation under FIRPTA, the non-U.S. stockholder would be required to file a U.S. federal income tax return and would be subject to the same treatment as a U.S. stockholder with respect to such gain, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of non-resident alien individuals. Moreover, in order to enforce the collection of the tax, the purchaser of the shares could be required to withhold 15% of the purchase price and remit such amount to the IRS.
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
Other Tax Considerations
Legislative or Other Actions Affecting REITs
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time. The REIT rules are constantly under review by persons involved in the legislative process and by the IRS and the Treasury which may result in statutory changes as well as revisions to regulations and interpretations. Changes to the U.S. federal tax laws and interpretations thereof could adversely affect an investment in our common stock.
Medicare 3.8% Tax on Investment Income
Certain U.S. stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on dividends and certain other investment income, including capital gains from the sale or other disposition of our common equity.
Foreign Account Tax Compliance Act
Withholding taxes may be imposed under Sections 1471 through 1474 of the Code and the Treasury Regulations promulgated thereunder (“FATCA”) on certain types of payments made to non-U.S. financial institutions and certain other non-U.S. entities. Specifically, a 30% withholding tax may be imposed on dividends on, or (after December 31, 2018) gross proceeds from the sale or other disposition of, our common equity paid to a “foreign financial institution” or a “non-financial foreign entity” (each as defined in the Code), unless (i) the foreign financial institution undertakes certain diligence and reporting obligations, (ii) the non-financial foreign entity either certifies it does not have any “substantial United States owners” (as defined in the Code) or furnishes identifying information regarding each substantial United States owner, or (iii) the foreign financial institution or non-financial foreign entity otherwise qualifies for an exemption from these rules. If the payee is a foreign financial institution and is subject to the diligence and reporting requirements in (i) above, it must enter into an agreement with the Treasury requiring that it undertake to identify accounts held by certain “specified United States persons” or “United States-owned foreign entities” (each as defined in the Code), annually report certain information about such accounts, and withhold 30% on payments to non-compliant foreign financial institutions and certain other account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States governing FATCA may be subject to different rules.
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
Risks Related to Our Business and Operations
The bankruptcy, insolvency or financial deterioration of our operators could delay or prevent us from collecting unpaid rents or require us to find new tenants to operate our properties.
We derive substantially all of our income from rent payments under the terms of our triple-net leases. We have very limited control over the success or failure of our operators’ businesses and, at any time, an operator may experience a downturn in its business that weakens its financial condition. If that happens, the operator may fail to make its rent payments when due or declare bankruptcy, either of which could result in the termination of the operator’s lease and have a Material Adverse Effect. In the case of a pooled, multi-facility master lease, this risk is magnified, as an operator default could reduce or eliminate rental revenue from several properties.
If an operator is unable to comply with the terms of its leases, we may be forced to modify the leases in ways that are unfavorable to us. Alternatively, the failure of an operator to perform its obligations under its lease or other agreements with us could force us to declare a default, terminate the lease and transition or sell the property. We cannot provide any assurances that we would be able to find a suitable replacement operator, re-lease the property on substantially equivalent or better terms than the prior lease, or at all, successfully reposition the property for other uses, or sell the property on terms that are favorable to us. Our ability to identify a replacement operator could be impacted by the specialized nature of SNFs and other post-acute care facilities, unlike general commercial properties, and even if we are able to do so, our ability to successfully transition the property could be delayed or limited by regulatory approvals that are not required to transfer other types of commercial operations.

A bankruptcy filing by or relating to an operator could bar us from collecting pre-bankruptcy obligations from that operator or seizing its property. An operator bankruptcy could also delay our efforts to collect past due amounts owed to us under the applicable lease and ultimately preclude collection of all or a portion of those amounts. In such a case, we may recover substantially less than the full value of any secured or unsecured claims we hold, if any, which could have a Material Adverse Effect. In addition, management’s time and attention required to deal with an operator’s bankruptcy or other default are significant, and we could incur substantial legal and other costs.
Although our lease agreements provide us with the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, the U.S. Bankruptcy Code affords certain rights to a lessee that has filed for bankruptcy relief. For example, a lessee has the option to assume or reject our unexpired lease within a certain period of time in a bankruptcy proceeding. In the case of a pooled, multi-facility master lease, or cross-defaulted leases, while we believe the lessee would be required to assume or reject the master lease or cross-defaulted leases as a whole, rather than making the decision on a property-by-property basis, there remains uncertainty about how such arrangements may be treated in a bankruptcy. If the lessee rejected our lease, our claim against the lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code, which could be substantially less than the remaining rent actually owed under the lease. Furthermore, a lessee could assert in a bankruptcy proceeding that its lease should be re-characterized as a financing arrangement, and if such a claim were successful, our rights and remedies as a lender, compared to a landlord, would generally be more limited.
Our operators may be adversely affected by increasing healthcare regulation and enforcement.
Over the last several years, the long-term healthcare industry has seen dramatic increases both in the amount and type of regulations and in efforts to enforce those regulations. The extensive federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior and financial and other arrangements that may be entered into by healthcare providers. Changes in enforcement policies by federal and state governments have resulted in a greater number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties.
If an operator fails to comply with applicable laws, regulations and other requirements in the operation of our properties and its businesses, it could lose the right to participate in Medicare, Medicaid and private third-party payor programs, face bans on admissions of new patients or residents, be required to refund or adjust amounts previously paid for services under governmental programs, suffer civil or criminal fines, penalties and other sanctions, or be required to make significant changes to their operations. The operator also could be forced to expend considerable resources in responding to and defending an investigation or other enforcement action or complying with a corporate integrity agreement. In such event, our operator’s results of operations and financial condition and the condition of, and our ability to transfer, our properties could be adversely affected, which, in turn, could have a Material Adverse Effect. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could materially adversely affect our operators.
Our operators depend on reimbursement from government and other third-party payors; reductions in federal or state government spending, tax reform initiatives or other legislation to address projected operating deficits could materially adversely affect our operators’ ability to meet their obligations to us.
Many of our operators depend on third-party payors, including Medicare, Medicaid or private insurance carriers, for significant portions of their revenue. A reduction in reimbursement rates from third-party payors, including Medicare and Medicaid programs, changes in policy or other measures reducing reimbursements or altering payment methodologies for services provided by our operators may result in a reduction in their revenues and operating margins. Moreover, increases in the acuity of their patients and residents, as well as changes in the payor mix among private pay, Medicare and Medicaid, could significantly affect our operators’ profitability and their ability to satisfy their obligations to us.
While reimbursement rates have generally increased over the past few years, the U.S. Congress has approved or proposed various spending cuts and tax reform initiatives that have resulted or could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. In addition, budget deficits may put pressure on states to decrease reimbursement rates for our operators with a goal of decreasing state expenditures under their state Medicaid programs. Any such existing or future federal or state legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could materially adversely affect our operators’ ability to satisfy their obligations to us and have a Material Adverse Effect.
Our operators may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to meet their obligations to us.
Our operators may be subject to claims that their services have resulted in resident injury or other adverse effects. The insurance coverage maintained by our operators, whether through commercial insurance or self-insurance, may not cover all claims made against them or continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to our operators due to state law prohibitions or limitations of availability. As a result, our operators operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. Any adverse determination in a legal proceeding, whether currently asserted or arising in the future, could lead to large judgments or settlements and otherwise have a material adverse effect on an operator’s financial condition. If an operator is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, or if an operator is required to pay uninsured punitive damages, the operator could be exposed to substantial additional liabilities, which could result in its bankruptcy or insolvency or have a material adverse effect on the operator’s business and its ability to meet its obligations to us.
If we must replace any of our operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect.
We cannot predict whether our operators will fulfill all of their obligations under our leases or renew existing leases beyond their current term. If an operator does not renew our lease or if there are defaults resulting in a lease termination, we would attempt to reposition the affected properties with another operator. In case of non-renewal, we generally have one year prior to expiration of the lease term to arrange for repositioning of the properties, and the existing operator is required to continue to perform all of its obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace an operator in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement operator. We cannot provide any assurances that we will be able to identify suitable replacement operators and enter into leases or other arrangements with those operators on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, property-level debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement operator, to transition underperforming properties, which could have a Material Adverse Effect.
In the event of non-renewal or a tenant default, our ability to reposition our properties with a suitable replacement operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, we may need to provide working capital to replacement operators as they work through regulatory and other change-of-ownership requirements. Our ability to identify and attract suitable replacement tenants could also be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a Material Adverse Effect.
Moreover, in situations where our operators have obtained accounts receivable financing from third-party lenders, we have entered into intercreditor agreements with those lenders governing our rights and remedies with respect to certain lease collateral. Our ability to exercise remedies under the applicable leases or to reposition the affected properties may be significantly delayed or limited by the terms of the intercreditor agreement. Any such delay or limit on our rights and remedies could adversely affect our ability to mitigate our losses and could have a Material Adverse Effect.
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

Our three largest operators account for a meaningful portion of our total revenues, making us more vulnerable economically than if our portfolio had greater diversification.
Our largest operator, SCC, accounted for approximately 16% of our total revenues, and our three largest operators collectively accounted for approximately 41% of our total revenues, for the year ended December 31, 2016. This concentration of credit risk exposes us to greater economic vulnerability than if our portfolio was more diversified. We cannot provide any assurances that SCC or our next two largest operators, Signature and Avamere, and/or their respective subsidiaries or affiliates, will have sufficient assets, equity, income, access to financing and insurance coverage to enable them to satisfy their respective lease and other obligations to us. The failure or inability of SCC, Signature or Avamere to meet their payment or other obligations under our agreements could adversely affect the condition of the leased properties and have a Material Adverse Effect.
We are more susceptible to regulatory changes, an economic downturn or acts of nature in Texas due to the geographic concentration of properties in that state.
While our properties were located in 36 states as of December 31, 2016, our properties in Texas accounted for 21.1% of our total revenues (excluding net gain on lease termination) for the year then ended. This concentration makes us more susceptible to regulatory or reimbursement changes, regional climate events and local economic downturns in a single state than if our portfolio were more geographically diversified. The conditions of the state budget, local economies and real estate markets, acts of nature and other factors that may result in a decrease in demand for long-term care services in Texas could adversely impact our operators’ ability to meet their obligations to us and result in a material reduction in our revenues and net income.
Real estate is a competitive business, and this competition may make it more difficult for us to identify and acquire suitable healthcare properties.
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
We may not be successful in identifying and consummating suitable acquisitions or investment opportunities, which may impede our growth and negatively affect our results of operations.
Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions or investments on satisfactory terms or at all. In addition, our cost of capital may hinder our ability to make profitable acquisitions. Failure to identify or consummate suitable acquisitions or investment opportunities, or to successfully integrate any acquired properties without substantial expense, delay or other operational or financial problems, would slow our growth and negatively affect our results of operations.
Our ability to acquire and integrate properties successfully may be constrained by the following significant risks:

•	competition from other real estate investors, including publicly traded REITs and institutional investment funds, with greater capital resources than we have;

•	unsatisfactory results of our due diligence investigations or failure to meet closing conditions;

•	errors in our acquisition underwriting; and

•	an inability to finance an acquisition on favorable terms or at all.
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

•	our leverage could increase or our per share financial results could decline if we incur additional debt or issue equity securities to finance acquisitions and investments;

•	the failure of certain disposition transactions to qualify as like-kind exchanges could require us to pay federal income tax or make a special distribution to stockholders;

•	acquisitions and other new investments could divert management’s attention from our existing assets; and

•	the value of acquired assets or the market price of our common stock may decline.
We cannot provide any assurances that we will be able to conduct our acquisition, investment and divestiture activity without encountering difficulties or that any such difficulties will not have a Material Adverse Effect.
Our assets may be subject to impairment charges.
We periodically, but not less than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we are required to make an adjustment to the net carrying value of the asset, which could have a material adverse effect on our results of operations in the period in which the write off occurs.

We have now, and may have in the future, exposure to contingent rent escalators, which could limit our growth and profitability.
We receive substantially all of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations. The annual escalations in certain of our leases may be contingent upon the achievement of specified revenue parameters or based on changes in CPI, with floors and ceilings. If, as a result of weak economic conditions or other factors, the properties subject to these leases do not generate sufficient revenue to achieve the specified rent escalation parameters or CPI does not increase, we may not achieve our expected growth and profitability. In addition, if strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability may be limited by these leases.
We rely on external sources of capital to fund future capital needs, and if we encounter difficulty in obtaining such capital, we may not be able to make future investments necessary to grow our business or meet maturing commitments.
In order to qualify and maintain our qualification as a REIT each year, we will be required to distribute at least 90% of our REIT taxable income, excluding net capital gains, to our stockholders. As a result, our retained earnings available to fund acquisitions, redevelopment or other capital expenditures are nominal, and we rely, to a significant extent, on external sources of capital, including debt and equity financing, to fund our capital needs. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to grow through acquisitions or redevelopment, which is an important component of our strategy, or to meet our obligations and commitments as they mature. Our access to capital will depend upon a number of factors over which we have little or no control, including general market conditions, the market’s perception of our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. We may not be in position to take advantage of attractive investment opportunities for growth in the event that we are unable to access the capital markets on a timely basis or we are only able to obtain capital on unfavorable terms.
Because real estate investments are relatively illiquid, our ability to promptly sell properties in our portfolio is limited.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and supply and demand, that are beyond our control. In addition, our properties are special purpose properties that could not be readily converted to general residential, retail or office use. Transfers of operations of SNFs and other healthcare properties are subject to regulatory approvals not required for transfers of other types of commercial operations and other types of real estate. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us, nor can we predict the length of time needed to find a willing purchaser and to close the sale of a property. To the extent we are unable to sell any properties for our book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.
We may be required to expend funds to correct defects or to make improvements before a property can be sold, and we may not have those funds readily available. We may also agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These transfer restrictions would impede our ability to sell a property even if we deem it necessary or appropriate. These facts and any others that may impede our ability to respond to adverse changes in the performance of our properties could have a Material Adverse Effect.
The amount and character of our indebtedness could adversely affect our financial condition and, as a result, our operations.
We had $1.4 billion of indebtedness outstanding as of December 31, 2016, and we may increase our indebtedness in the future. The amount and character of our indebtedness could have important consequences for our stockholders, such as:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business;

•	increasing our cost of borrowing;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures and other general corporate requirements, or to carry out other aspects of our business;

•	limiting our ability to make material acquisitions or take advantage of business opportunities that may arise;

•
limiting our ability to make distributions to our stockholders, which may cause us to lose our qualification as a REIT under the Code or to become subject to federal corporate income tax on any REIT taxable income that we do not distribute; and

•	placing us at a potential competitive disadvantage compared to our competitors that have less debt.
Further, we have the ability to incur substantial additional debt, including secured debt. If we incur additional debt, the related risks described above could intensify. Because a portion of our indebtedness outstanding as of December 31, 2016 was floating rate debt, our interest expense could increase if we refinance that debt into fixed rate, longer term maturities. If we are unable to refinance our debt, we would continue to be subject to interest rate risk. The short-term nature of some of our debt also subjects us to the risk that market conditions may be unfavorable or may prevent us from refinancing our debt at or prior to their existing maturities. In addition, our cash flow from operations may not be sufficient to repay all of our outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, if at all, to refinance our debt.
Adverse changes in our credit ratings could negatively affect our cost of and access to capital.
We cannot provide any assurances that we will be able to maintain our current credit ratings. A downgrade in our credit ratings or outlook by one or more rating agencies could adversely impact our cost of and access to capital, which could have a Material Adverse Effect.
Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could have a Material Adverse Effect.
The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants which may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments, and create liens. Any additional financing we may obtain could contain similar or more restrictive covenants. Our continued ability to incur indebtedness and conduct our operations will be subject to compliance with these financial and other covenants. A breach of any of these covenants could result in a default under the instruments governing the applicable indebtedness, in addition to any other indebtedness cross-defaulted against such instruments, which could have a Material Adverse Effect.
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
Deflation may result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices may impact our ability to obtain financing for our properties and may also negatively impact our operators’ ability to obtain credit.
As an owner of real property, we may be exposed to environmental liabilities.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner of real property may be liable in certain circumstances for the costs of investigation, removal, remediation or release of hazardous or toxic substances (including materials containing asbestos) at, under or disposed of in connection with such property, as well as certain other potential costs relating to hazardous or toxic substances, including government fines and damages for injuries to persons or adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances and liability may be imposed on the owner in connection with the activities of an operator at the property. The cost of any required investigation, remediation, removal, fines or personal or property damages and the owner’s liability therefore could exceed the value of the property and/or the assets of the owner. In addition, the presence of such substances, or the failure to properly dispose of or remediate such substances, could adversely affect our operators’ ability to attract additional patients or residents, our ability to sell or lease such property or to borrow using such property as collateral which, in turn, could reduce our revenues.
Although our leases require the operator to indemnify us for certain environmental liabilities, the scope of such obligations may be limited. For instance, some of our leases do not require the operator to indemnify us for environmental liabilities arising before the operator took possession of the premises. Further, we cannot provide any assurances that any such operator would be able to fulfill its indemnification obligations. If we were liable for any such environmental liabilities and were unable to seek recovery against our operators, it could have a Material Adverse Effect.
The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants may not adequately insure against losses.
We maintain or require in our leases and other agreements that our tenants maintain, all applicable lines of insurance on our properties and their operations. Although we regularly monitor the amount and scope of insurance provided by our policies and the policies required to be maintained by our tenants and believe the coverage provided is customary for similarly situated companies in our industry, we cannot provide any assurances that we or our tenants will continue to be able to maintain adequate levels of insurance. We also cannot provide any assurances that we or our tenants will maintain the required coverages, that we will continue to require the same levels of insurance under our lease agreements, that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants.
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
Cybersecurity incidents could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to process various business processes. As our reliance on technology has increased, our business has become subject to greater risk from cybersecurity incidents, including attempts to gain unauthorized access to our or our tenants’ systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, there is no guarantee that we will be successful in preventing a cybersecurity incident.  The occurrence of a cybersecurity incident could disrupt our operations, or the operations of our tenants, compromise the confidential information of our employees or the patients and residents in our properties and/or damage our business relationships and reputation.
Risks Related to Our Separation from Ventas
Prior to the separation, we had not previously operated as a standalone company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
Some of the financial information about us in this Annual Report on Form 10-K refers to our business as operated by and integrated with Ventas and is derived from the consolidated financial statements and accounting records of Ventas. Accordingly, such information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the full periods presented or those that we will achieve in the future. Factors which could cause our results to differ from those reflected in such financial information and which may adversely impact our ability to receive similar results in the future may include, but are not limited to, the following:

•
Prior to the separation, our business had been operated by Ventas as part of its broader corporate organization, rather than as an independent company, and Ventas or one of its affiliates performed various corporate functions for us, such as accounting, treasury, tax, information technology and finance. Subsequent to the separation, Ventas continued to provide some of these functions to us through August 31, 2016 pursuant to a transition services agreement. Some of our historical financial results reflect allocations of corporate expenses from Ventas for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly traded company during those periods;

•
Historically, our business was integrated with the other businesses of Ventas, and we were able to use Ventas’s size and purchasing power in procuring various goods and services and shared economies of scope and scale in costs, employees, vendor relationships and operator relationships. For example, we were historically able to take advantage of Ventas’s purchasing power in technology and services, including information technology, marketing, insurance, treasury services, property support and the procurement of goods. As a separate, independent company, we may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease our overall profitability;

•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions, redevelopment and capital expenditures, were historically satisfied as part of the corporation-wide cash management policies of Ventas. Following the separation, any financing obtained from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements, may not be on terms as favorable as those obtained by Ventas, and the cost of capital for our business may be higher as a standalone entity;

•
Our historical financial information prior to August 17, 2015 does not reflect the debt incurred in connection with the separation or our receipt of certain operations and assets in connection with the separation or the assumption of the corresponding liabilities of our business after the separation; and

•
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the ”Dodd-Frank Act”) and are required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements has resulted in significant costs to us and required us to divert substantial resources, including management time, from other activities.

Other significant changes have occurred in our cost structure, management, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of our combined consolidated financial statements, please refer to “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined consolidated financial statements and accompanying notes thereto included in Part II, Items 6, 7 and 8 of this Annual Report on Form 10-K.

If the distribution of shares of our common stock owned by Ventas to its stockholders, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we could be subject to significant tax liabilities and, in certain circumstances, we could be required to indemnify Ventas for material taxes and related amounts pursuant to indemnification obligations under the tax matters agreement.
In connection with the distribution, Ventas received an opinion of counsel regarding qualification of the distribution, together with certain related transactions, under Sections 355 and 368(a)(1)(D) of the Code. The opinion of counsel was based and relied on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings, including those relating to the past and future conduct of Ventas and us. If any of these representations, statements or undertakings were, or become, inaccurate or incomplete, or if any covenants in the separation documents are breached, the ruling or the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized. The provisions of the Protecting Americans from Tax Hikes Act of 2015 enacted on December 18, 2015 (the “PATH Act”) restricting REIT spin-offs do not apply to the distribution by Ventas.
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
If the distribution, together with certain related transactions, fails to qualify for tax-free treatment, in general, Ventas would recognize taxable gain as if it had sold our common stock in a taxable sale for its fair market value (unless a joint election is made under Section 336(e) of the Code with respect to the distribution, in which case, in general, we would (i) recognize taxable gain as if we had sold all of our assets in a taxable sale in exchange for an amount equal to the fair market value of our common stock and the assumption of all of our liabilities and (ii) obtain a related step up in the basis of its assets).
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
Potential indemnification liabilities pursuant to the separation and distribution agreement that we entered into with Ventas could have a Material Adverse Effect.
The separation and distribution agreement includes provisions governing our relationship with Ventas with respect to and following the spin-off. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the spin-off, as well as those obligations of Ventas that we assumed pursuant to the separation and distribution agreement. If we are required to indemnify Ventas under the circumstances set forth in the separation and distribution agreement, we may be subject to substantial liabilities.
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
Certain of our directors and executive officers may have actual or potential conflicts of interest because of their previous or continuing equity interest in, or previous positions at, Ventas.
Even though our board of directors consists of a majority of directors who are independent, some of our directors and executive officers are persons who have been directors or employees of Ventas. Because of their former positions with Ventas, certain of our directors and executive officers may own or have financial interests in Ventas common stock. Continued ownership of Ventas common stock could create, or appear to create, potential conflicts of interest.
Ventas has agreed to indemnify us for certain pre-distribution liabilities and liabilities related to Ventas assets; however, these indemnities may be insufficient to protect us against the full amount of such liabilities.
Pursuant to the separation and distribution agreement, Ventas agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Ventas agreed to retain, and we cannot provide any assurances that Ventas will be able or willing to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Ventas any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from Ventas.
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
In addition, the Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot provide any assurances that our internal control over financial reporting will continue to be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.
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
Risks Related to Our Status as a REIT
If we do not qualify, or remain qualified, to be taxed as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face substantial tax liability, which would substantially reduce funds available for distribution to our stockholders.
Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of one or more of our investments may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements. Accordingly, we cannot provide any assurances that the IRS will not contend that our investments violate the REIT requirements.
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
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the IRS and the Treasury. Changes to the tax laws, such as the PATH Act enacted on December 18, 2015, or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect our investors or our company. As part of its agenda, the new administration has included a potential reform of U.S. tax laws. Although details of the reform have not yet emerged, key changes within proposals advanced by Congress include, among other things:
•reduction or elimination of the benefits of like-kind exchanges;
•reduction of the maximum corporate tax rate;
•elimination of the corporate alternative minimum tax; and
•elective replacement of current depreciation deductions with a cost recovery system for capital asset investments.
We cannot predict how these or other potential changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to our investors and our company of such qualification.
REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our stockholders each year, so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% non-deductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code.
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our capital stock or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in our funds from operations (“FFO”) due to non-financed expenditures for acquisitions of properties or increases in the number of shares outstanding without commensurate increases in FFO each would adversely affect our ability to maintain distributions to our stockholders. Consequently, we cannot provide any assurances that we will be able to make distributions at the anticipated distribution rate or any other rate. Please refer to “Dividends and Distributions” included in Part II, Item 5 of this Annual Report on Form 10-K.
Complying with REIT requirements may cause us to forgo otherwise attractive acquisition opportunities or liquidate otherwise attractive investments.
To qualify to be taxed as a REIT for U.S. federal income tax purposes, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consist of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any single issuer.
Additionally, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. Please refer to “Certain U.S. Federal Income Tax Considerations” included in Item 1 of this Annual Report on Form 10-K. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Income from certain hedging transactions that we may enter into to manage interest rate risk with respect to borrowings made or to be made to acquire or carry real estate assets or to manage foreign currency risk with respect to any item of income or gain that satisfy the REIT gross income tests (including gain from the termination of such a transaction) does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. Please refer to “Certain U.S. Federal Income Tax Considerations” included in Item 1 of this Annual Report on Form 10-K.
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
In the future, your percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. We also expect to grant future compensatory equity-based incentive awards to directors, officers and employees who provide services to us. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.
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
Several of the agreements that we entered into with Ventas in connection with the separation may require Ventas’s consent to any assignment by us of our rights and obligations under the agreements. These agreements will generally expire within two years of the separation, except for certain agreements that will continue for longer terms. The consent and termination rights set forth in these agreements might discourage, delay or prevent a change of control that you may consider favorable.
In addition, an acquisition or further issuance of our common stock could trigger the application of Section 355(e) of the Code. Please refer to the discussion of Section 355(e) of the Code in “—Risks Related to Our Separation from Ventas” above. Under the tax matters agreement, we would be required to indemnify Ventas for any resulting taxes and related amounts, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.
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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
The following table summarizes our portfolio of properties and other investments as of and for the year ended December 31, 2016:

			Real Estate Investments (1)			Revenues
Asset Type	# of Properties (2)	# of Units/ Beds (3)	Real Estate Investment, at Cost	Percent of Total Real Estate Investments (2)	Real Estate Investment Per Unit/Bed Licenses	Revenue	Percent of Total Revenues (2)
	(Dollars in thousands, except per unit/bed data)
SNFs	314	36,029	$2,715,000	87.8%	$75,356	$297,165	87.2%
Seniors housing communities and campuses (4)	16	373	224,108	7.2	600,826	17,567	5.2
Specialty hospitals and healthcare assets	15	1,462	154,014	5.0	105,345	11,266	3.3
Total properties	345		3,093,122	100.0%		325,998	95.7
Net investment in direct financing lease			22,531			6,474	1.9
Total			$3,115,653			$332,472	97.6%

(1)	Based on gross book value of tangible real estate property.

(2)
Total real estate investments at costs exclude amounts attributable to properties classified as held for sale as of December 31, 2016 whereas total revenues includes amounts attributable to properties classified as held for sale as of December 31, 2016. The remainder of total revenues includes income from investments in direct financing lease and loans, real estate services fee income and interest and other income and excludes net gain on lease termination.

(3)	Seniors housing communities and campuses are measured in units and SNFs and specialty hospitals and healthcare assets are measured by licensed bed count.

(4)	Campuses are defined as multi-level properties.

Geographic Diversification of Properties
As of December 31, 2016, our portfolio of properties consisted of 314 SNFs, 16 seniors housing communities and campuses and 15 specialty hospitals and healthcare assets containing approximately 38,000 beds/units. The following table provides additional information regarding the locations of properties as of December 31, 2016:

	SNFs		Seniors Housing Communities and Campuses		Specialty Hospitals and Healthcare Assets
	Number of Properties	Licensed Beds	Number of Properties	Units /Licensed Beds	Number of Properties	Units
Alabama	2	329	—	—	—	—
Arizona	3	263	—	—	—	—
Arkansas	7	723	—	—	—	—
California	6	538	—	—	1	27
Colorado	2	270	—	—	—	—
Connecticut	5	600	—	—	—	—
Florida	1	171	—	—	—	—
Georgia	3	358	—	—	—	—
Idaho	1	111	—	—	—	—
Indiana	26	2,673	5	265	—	—
Kansas	3	232	3	183	—	—
Kentucky	26	2,896	—	—	1	40
Louisiana	7	958	1	160	—	—
Maine	8	654	—	—	—	—
Maryland	3	445	—	—	—	—
Massachusetts	25	2,837	—	—	—	—
Michigan	1	330	—	—	—	—
Minnesota	3	466	—	—	—	—
Missouri	14	1,392	—	—	—	—
Nevada	3	299	—	—	—	—
New Hampshire	2	212	—	—	—	—
New York	9	1,566	—	—	—	—
North Carolina	14	1,567	—	—	—	—
Ohio	13	1,442	—	—	—	—
Oregon	14	1,112	3	491	—	—
Pennsylvania	3	306	—	—	—	—
Rhode Island	3	447	—	—	—	—
South Carolina	4	602	—	—	—	—
South Dakota	4	347	2	117	—	—
Tennessee	4	513	—	—	—	—
Texas	55	6,766	2	246	13	306
Virginia	6	891	—	—	—	—
Washington	10	1,051	—	—	—	—
West Virginia (1)	1	105	—	—	—	—
Wisconsin	17	1,968	—	—	—	—
Wyoming	6	589	—	—	—	—
Total	314	36,029	16	1,462	15	373
(1) Excludes one property damaged by casualty that has 97 licensed beds.

As of December 31, 2016, our properties were located in 36 states, with rental income from properties in only one state (Texas) accounting for more than 10% of our total revenues for the year then ended.
The following table summarizes the geographic diversification of our portfolio for the year ended December 31, 2016:

	Rental Income	Percent of Total Revenues (1)
	(Dollars in thousands)
Texas	$71,911	21.1%
Indiana	25,757	7.6
Kentucky	24,649	7.2
Massachusetts	21,878	6.4
Oregon	21,116	6.2
New York	18,376	5.4
Washington	13,144	3.9
North Carolina	10,888	3.2
Ohio	8,945	2.6
Wisconsin	8,905	2.6
Other (26 states)	99,895	29.3
Rental income, net	$325,464	95.5%	(1)

(1)
The remainder of total revenues consists of income from investments in direct financing lease and loans, real estate services fee income and, interest and other income and excludes net gain on lease termination.

Corporate Offices
We lease our corporate headquarters in Chicago, Illinois. Our specialty healthcare and seniors housing valuation firm also leases its corporate offices in Sarasota, Florida; Birmingham, Alabama; Boston, Massachusetts; and Los Angeles, California.
ITEM 3.    Legal Proceedings
The information contained in “Note 17—Litigation” of the Notes to Combined Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference in this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.
ITEM 4.    Mine Safety Disclosures
Not applicable.
PART II
ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.01 per share, is listed and traded on the NYSE under the symbol “CCP”. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, as reported on the NYSE, and the cash dividends declared per share.

	Sales Price of Common Stock		Dividends Declared
	High	Low
2016
Fourth Quarter	$28.45	$22.70	$0.57
Third Quarter	$31.56	$25.91	$0.57
Second Quarter	$28.07	$24.43	$0.57
First Quarter	$31.75	$23.65	$0.57
2015
Fourth Quarter	$34.32	$29.91	$0.57
Third Quarter (from August 18, 2015)	$35.61	$30.14	$0.57
As of February 24, 2017, we had 84,053,581 shares of our common stock outstanding held by approximately 3,730 stockholders of record. The number of record holders does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividends and Distributions
For the year ended December 31, 2016, we paid cash distributions to our common stockholders totaling $2.28 per share. On February 24, 2017, our board of directors declared the first quarterly installment of our 2017 dividend on our common stock in the amount of $0.57 per share, payable in cash on March 31, 2017 to stockholders of record on March 10, 2017. We expect to distribute at least 100% of our taxable net income to our stockholders for 2017.
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

We cannot provide any assurances that our dividend policy will remain the same in the future, or that any estimated distributions would be made or sustained. Distributions made by us will be authorized and determined by our board of directors, in its sole discretion, out of legally available funds, and will depend upon a number of factors, including restrictions under applicable law, our actual and projected financial condition, liquidity, FFO and results of operations, the revenues we actually receive from our properties, our operating expenses, debt service requirements, capital expenditures, prohibitions and other limitations under the arrangements governing our indebtedness, the annual REIT distribution requirements, and such other factors that our board of directors deems relevant. For more information regarding risks that could materially adversely affect our ability to make distributions, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Our distributions may be funded from a variety of sources. To the extent that our cash available for distribution is less than 90% of our taxable income, we may consider various means to cover any such shortfall, including borrowing under our revolving credit facility or incurring other indebtedness, selling assets, using net proceeds from an offering or equity or debt securities, or declaring taxable share dividends. In addition, our certificate of incorporation allows us to issue shares of preferred stock that have a preference on distributions, and any such issuance could limit our ability to make distributions to the holders of our common stock.
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
Stock Repurchases
During the quarter ended December 31, 2016, we did not repurchase any shares of our common stock.

Stock Performance Graph
The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from August 18, 2015 (the date our common stock began trading on the NYSE) through December 31, 2016, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”), the Bloomberg Real Estate Investment Trust Healthcare Index ("Composite Healthcare REIT Index") and the S&P 500 Index over the same period. The comparison assumes $100 was invested on August 18, 2015 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE. We have included the Composite REIT Index and the Composite Healthcare REIT Index because we believe that they are most representative of the industries in which we compete, or otherwise provide a fair basis for comparison with us, and are therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	8/18/15	12/31/15	12/31/16
Care Capital Properties, Inc.	$100	$89	$79
NYSE Composite Index	100	95	106
Composite REIT Index	100	101	110
Composite Healthcare REIT Index	100	101	108
S&P 500 Index	100	98	110

ITEM 6.    Selected Financial Data
The following table sets forth our selected financial data, some of which was carved out from the financial information of Ventas, as described below. Prior to our separation from Ventas, we did not conduct any business operations other than those incidental to our formation and in connection with the transactions related to the separation and distribution.
Our combined consolidated financial statements for periods prior to the separation were carved out from the financial information of Ventas at a carrying value reflective of historical cost in Ventas’s records. These combined consolidated financial statements include an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. These expenses have been allocated to us based on direct usage or benefit where specifically identifiable, with the remainder allocated primarily on a pro rata basis of revenue, headcount or other measures. We consider the expense methodology and results to be reasonable for all periods presented. However, the allocations may not be indicative of the actual expense that would have been incurred had we operated as an independent, publicly traded company for the full periods presented. In connection with the separation, we entered into a transition services agreement with Ventas to receive certain support services from Ventas on a transitional basis until August 31, 2016. The historical combined consolidated financial information presented may not be indicative of the results of operations, financial position or cash flows that would have been obtained if we had been an independent, standalone entity during the full periods shown.
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

	As of and For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Operating Data
Rental income	$325,464	$321,785	$291,962	$287,794	$285,998
General, administrative and professional fees	34,827	29,222	22,412	22,552	18,643
Total expenses	227,281	184,280	137,523	117,107	117,769
Net income attributable to CCP	122,743	143,166	157,595	174,290	172,421
Per Share Data
Net income attributable to CCP per common share (1)
Basic	$1.46	$1.71	$1.89	$2.09	$2.07
Diluted	$1.46	$1.71	$1.88	$2.08	$2.06
Dividends declared per common share	$2.28	$1.14
Other Data
Weighted average shares, basic	83,592	83,488	83,488	83,488	83,488
Weighted average shares, diluted	83,689	83,607	83,658	83,658	83,658
Net cash provided by operating activities	$249,220	$267,174	$255,082	$249,727	$250,312
Net cash provided by (used in) investing activities	14,660	(507,111)	(28,977)	(4,505)	(21,899)
Net cash (used in) provided by financing activities	(265,062)	254,508	(225,848)	(249,800)	(231,240)
NAREIT FFO attributable to CCP (2)	244,670	276,645	257,197
Normalized FFO attributable to CCP (2)	254,841	286,348	258,744
Normalized FAD attributable to CCP	249,679	259,122	236,019
Balance Sheet Data
Real estate investments, at gross cost	$3,185,553	$3,406,965	$2,793,819	$2,780,878	$2,760,989
Cash	15,813	16,995	2,424	2,167	6,745
Total assets	2,812,368	2,954,969	2,331,750	2,405,764	2,499,879
Term loans, senior notes and other debt	1,414,534	1,524,863	—	—	—
Total equity	1,165,188	1,215,847	2,123,079	2,191,300	2,265,524

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an understanding and assessment of the financial condition and results of operations of Care Capital Properties, Inc. (together with its consolidated subsidiaries, unless the context otherwise requires or indicates, “we,” “us,” “our,” “our company” or “CCP”). You should read this discussion in conjunction with our combined consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as it will help you understand:

•	Our company and the environment in which we operate;

•	Highlights and recent developments;

•	Our results of operations for the last three years;

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our critical accounting policies and estimates.

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
Our company was originally formed in April 2015 to hold the post-acute/SNF portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”). On August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the applicable record date, and, as a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.
We elected to be treated as a REIT for federal income tax purposes, beginning with our tax year ended December 31, 2015, and since the distribution have been operating in a manner that we believe allows us to qualify as a REIT. Subject to the REIT asset test requirements, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to corporate income taxes on its earnings.
As of December 31, 2016, our portfolio consisted of 345 properties operated by 38 private regional and local care providers, spread across 36 states and containing a total of approximately 38,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
2016 Highlights and Other Recent Developments
Operating and Investing Activities

•
In December 2016, we completed the acquisition of three SNFs, two seniors housing communities and one campus (consisting of one SNF and one seniors housing community), for $36 million in a sale-leaseback transaction with an existing operator. The properties are currently being held in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary. We expect to complete the acquisition of one additional SNF with the same operator for $3.0 million in the first quarter of 2017.

•
During 2016, we sold 17 SNFs and one specialty hospital for aggregate consideration of $123.9 million. In connection with the sale of one SNF, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. In connection with the sale of seven SNFs, we made a four-year mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million.

•
During 2016, we transitioned a total of 18 SNFs from the existing tenants to replacement operators in consensual transactions. In connection with one transition, we made or purchased certain working capital loans, of which $8.1 million principal amount remained outstanding at December 31, 2016.

•
During 2016, we also entered into definitive agreements to sell 23 properties in separate transactions for aggregate proceeds of $175 million. The sales of the properties are expected to occur in the first half of 2017.

Financing Activities

•
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States, pursuant to Regulations S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. In February 2017, we completed an offer to exchange the Notes due 2026 for a new series of substantially identical notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

•
In May 2016, Care Capital LP issued and sold $100 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) through a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for total proceeds of $100 million before expenses.

•
In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration for the August 2015 acquisition of our specialty healthcare and seniors housing valuation firm pursuant to the terms of the purchase agreement.

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

Basis of Presentation
Prior to the spin-off, CCP was a wholly owned subsidiary of Ventas. Our combined consolidated financial statements for periods prior to our separation from Ventas were prepared on a stand-alone basis and represent a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements. Subsequent to the spin-off, our financial statements have been prepared on a consolidated basis in accordance with U.S. general accepted accounting principles (“GAAP”). All intercompany transactions and accounts have been eliminated.

Results of Operations
Years Ended December 31, 2016 and 2015
The table below shows our results of operations for the years ended December 31, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$325,464	$321,785	$3,679	1.1%
Income from investments in direct financing lease and loans	6,474	3,818	2,656	69.6
Real estate services fee income	6,595	2,247	4,348	193.5
Interest and other income	2,073	91	1,982	nm
Net gain on lease termination	7,298	—	7,298	nm

Expenses:
Interest	50,168	12,347	(37,821)	(306.3)
Depreciation and amortization	107,561	111,752	4,191	3.8
Impairment on real estate investments and goodwill	21,794	23,139	1,345	5.8
General, administrative and professional fees	34,827	29,222	(5,605)	(19.2)
Deal costs	3,086	6,354	3,268	51.4
Loss on extinguishment of debt	5,461	—	(5,461)	nm
Other expenses, net	4,384	1,466	(2,918)	(199.0)

Gain on real estate dispositions	2,894	632	2,262	nm
nm - not meaningful
Rental Income, Net
Rental income increased during the year ended December 31, 2016 over the prior year primarily due to a full year of rent attributable to properties acquired in late 2015 and contractual rent escalations pursuant to the terms of our existing leases, offset by operator transitions and dispositions in 2016.
Income from Investments in Direct Financing Lease and Loans
Income from investments in direct financing lease and loans, which represents the income from our direct financing lease and our loans receivable, increased in 2016 over the prior year due to the additional loans we made in 2015 and 2016. The loans were generally secured by mortgage liens on the underlying properties or other collateral and supported by corporate or personal guarantees by affiliates of the borrowing entities.
Real Estate Services Fee Income
Real estate services fee income represents revenue generated by our specialty valuation firm, which we acquired in August 2015, for services such as appraisal reports, preliminary market studies, market studies, self-contained appraisal reports for in-court tax appeals and in-court expert testimonials. The increase in 2016 over 2015 is due to a full year of ownership of the specialty valuation firm in 2016.
Net Gain on Lease Termination
Our net gain on lease termination for the year ended December 31, 2016 represents the accelerated amortization of above and below market lease intangibles related to the expiration of two leases with respect to 11 properties.
Interest
The increase in interest expense for the year ended December 31, 2016 is due primarily to the fact that we did not have any outstanding indebtedness prior to the spin-off and the 2016 expense reflects a full year of interest expense.

Depreciation and Amortization
Depreciation and amortization expense decreased during the year ended December 31, 2016 compared to the same period in 2015 primarily due to dispositions completed in 2016, partially offset by the properties acquired in late 2015.
Impairment on Real Estate Investments and Goodwill
We recognized $21.8 million of impairment on real estate investments and goodwill during the year ended December 31, 2016, compared to $23.1 million during the same period in 2015. Impairments of $18.0 million were triggered by the reclassification of properties as held for sale. In addition, during the year ended December 31, 2016, we recognized an impairment on goodwill of $3.6 million associated with our specialty valuation firm.
General, Administrative and Professional Fees
General, administrative and professional fees for the year ended December 31, 2015 included an allocation of expenses related to certain Ventas corporate functions prior to August 18, 2015, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Subsequent to our separation from Ventas, our general and administrative and professional fee expenses are direct expenses attributable to our operations. General and administrative expenses incurred by our specialty valuation firm were $2.0 million for the period from August 14, 2015 to December 31, 2015.
General, administrative and professional fees for the year ended December 31, 2016 include $1.6 million of fees expensed under our transition services agreement with Ventas, as well as expenses incurred by our specialty valuation firm in the amount of $5.7 million. In addition, we have incurred various non-recurring costs, including expenses related to efforts to become fully compliant with Section 404 of the Sarbanes-Oxley Act by December 31, 2016 and initial set-up of our information systems.
Deal Costs
Deal costs for both periods consist of expenses primarily related to transactions, whether consummated or not, and operator transitions. The decrease for the year ended December 31, 2016 from the prior year is primarily due to acquisitions completed during the first nine months of 2015.
Loss on Extinguishment of Debt
The loss on extinguishment of debt resulted from the write-off of unamortized debt issuance costs associated with the repayment of the remaining indebtedness outstanding under our $600 million term loan due 2017 and a portion of indebtedness outstanding under our $800 million term loan due 2020 with proceeds from the $200 million Term Loan, the issuance and sale of the Notes due 2027 and Notes due 2026, and the $135 million Term Loan.
Other Expenses, Net
Other expenses, net consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.  In addition, for the year ended December 31, 2016, we recognized a $3.6 million net loss related to one SNF located in West Virginia that sustained property damage due to a casualty.  Subsequent to the casualty, we received notice from the state that we would be unable to restore the property to its intended use.  The net loss reflects a decline in the carrying value of the asset, offset by the estimated insurance proceeds we expect to recover.
Gain on Real Estate Dispositions
This item represents the net gains on the sales of 18 assets during the year ended December 31, 2016 and six assets during the year ended December 31, 2015.
Years Ended December 31, 2015 and 2014
The table below shows our results of operations for the years ended December 31, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to CCP.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$321,785	$291,962	$29,823	10.2%
Income from investments in direct financing lease and loans	3,818	3,400	418	12.3
Real estate services fee income	2,247	—	2,247	nm
Interest and other income	91	2	89	nm

Expenses:
Interest	12,347	—	(12,347)	nm
Depreciation and amortization	111,752	91,612	(20,140)	(22.0)
Impairment on real estate investments and goodwill	23,139	8,769	(14,370)	(163.9)
General, administrative and professional fees	29,222	22,412	(6,810)	(30.4)
Deal costs	6,354	1,547	(4,807)	(310.7)
Other expenses, net	1,466	13,183	11,717	88.9

Gain (loss) on real estate dispositions	632	(61)	693	nm
nm - not meaningful

Rental Income, Net
Rental income increased during the year ended December 31, 2015 over the prior year primarily due to rent attributable to properties acquired in 2015 and contractual rent escalations pursuant to the terms of our existing leases, partially offset by reduced rents arising from the re-leasing of certain properties in 2014 and 2015 (including those properties that were formerly leased to Kindred Healthcare, Inc. and were re-leased by Ventas) and the restructuring of lease terms related to certain properties acquired in January 2015 in connection with Ventas’s acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”).
Income from Investments in Direct Financing Lease and Loans
Income from investments in direct financing lease and loans increased in 2015 over the prior year due to the loans we made in late 2015.
Interest
Interest expense in 2015 relates to borrowings under, and the amortization of debt issuance costs incurred in connection with, our Credit and Guaranty Agreement entered into at the time of the spin-off.
Depreciation and Amortization
Depreciation and amortization expense increased during the year ended December 31, 2015 compared to the same period in 2014 primarily due to properties acquired in 2015.
Impairment on Real Estate Investments and Goodwill
We recognized $23.1 million of impairments on real estate assets during the year ended December 31, 2015, compared to $8.8 million during the same period in 2014. The impairments resulted from our decision to pursue the sale or transition of certain properties in our portfolio.
General, Administrative and Professional Fees
General, administrative and professional fees for the year ended December 31, 2015 included an allocation of expenses related to certain Ventas corporate functions prior to August 18, 2015, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations. Subsequent to our separation from Ventas, our general and administrative and professional fee expenses are direct expenses attributable to our operations. General, administrative and professional fees for the year ended December 31, 2015 include

$0.9 million of fees paid under our transition services agreement with Ventas, as well as expenses incurred by our specialty valuation firm in the amount of $2.0 million for the period from August 14, 2015 through December 31, 2015.
General, administrative and professional fees for the year ended December 31, 2014 consist entirely of an allocation of expenses related to certain Ventas corporate functions, including executive oversight, treasury, finance, legal, human resources, tax planning, internal audit, financial reporting, information technology and investor relations.
Deal Costs
The increase in deal costs for the year ended December 31, 2015 over the prior year is primarily due to costs related to acquisitions in 2015.
Other Expenses, Net
Other expenses, net consists primarily of certain unreimbursable expenses related to our triple-net leased portfolio.
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
Funds From Operations, Normalized Funds From Operations and Normalized Funds Available for Distribution
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations (“FFO”), normalized FFO and normalized Funds Available for Distribution (“FAD”) to be appropriate measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions. We believe that normalized FAD is useful because it allows investors, analysts and management to measure the quality of our earnings.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding items which may be nonrecurring or recurring in nature but not consistent in amounts. Normalized FAD represents normalized FFO excluding amortization of above and below market lease intangibles, amortization of deferred financing fees, accretion of direct financing lease, other amortization, straight-line rental adjustments, capital expenditures and stock-based compensation, but including deal costs on a cash basis.

The following table summarizes our FFO, normalized FFO and normalized FAD for each of the periods presented.

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income attributable to CCP	$122,743	$143,166	$157,595
Adjustments:
Real estate depreciation and amortization	106,803	111,242	91,199
Real estate depreciation related to noncontrolling interests	(139)	(270)	(427)
Impairment on real estate investments and goodwill	18,157	23,139	8,769
(Gain) loss on real estate dispositions	(2,894)	(632)	61
NAREIT FFO attributable to CCP	244,670	276,645	257,197
Adjustments:
Income tax expense	752	938	—
Transition services fee and other spin related costs	1,605	2,150	—
Deal costs	3,086	6,354	1,547
Amortization of other intangibles	688	261	—
Loss on extinguishment of debt	5,461	—	—
Net gain on lease termination	(7,298)	—	—
Impairment on goodwill	3,636	—	—
Other non-cash items, net	2,241	—	—
Normalized FFO attributable to CCP	254,841	286,348	258,744
Non-cash items included in Normalized FFO:
Amortization of above and below market and lease intangibles, net	(7,813)	(8,968)	(11,184)
Amortization of deferred financing fees	4,610	2,072	—
Accretion of direction financing lease	(1,517)	(1,351)	(1,207)
Other amortization	(102)	(298)	36
Straight-lining of rental income, net	(78)	(163)	(294)
Other adjustments:
Capital expenditures	(4,413)	(15,888)	(8,529)
Stock-based compensation	6,941	2,647	—
Deal costs	(2,790)	(5,277)	(1,547)
Normalized FAD attributable to CCP	$249,679	$259,122	$236,019
Certain prior year amounts have been adjusted to conform to current year normalized FAD presentation.

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides an additional manner in which to evaluate our operating performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and adjust for items which may be nonrecurring or recurring in nature but not consistent in amounts. In calculating this measure, we consider the effect on net income of our investments and dispositions that were completed during the periods shown, as if those transactions had been completed as of the beginning of the applicable period, as well as income related to completed transactions that are required to be treated as installment sales under GAAP. The following table sets forth a reconciliation of our Adjusted EBITDA to net income for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$122,765	$143,355	$157,780
Adjustments for investments and dispositions during the period	(1,829)	—	—
Adjusted net income	120,936	143,355	157,780

Add back:
Interest	50,168	12,347	—
Income tax expense	752	938	—
Depreciation and amortization	107,561	111,752	91,612
Impairment on real estate investments and goodwill	21,794	23,139	8,769
Stock-based compensation	6,941	3,189	—
Deal costs	3,086	6,354	1,547
Loss on extinguishment of debt	5,461	—	—
(Gain) loss on real estate dispositions	(2,894)	(632)	—
Net gain on lease termination	(7,298)	—	—
Transition services fee expense	1,605	895	—
Initial debt rating agency costs	—	477	—
Initial stock exchange fee	—	236	—
Other non-cash items, net	2,126	—	61
Acquisition depreciation	1,833	—	—
Adjusted EBITDA	$312,071	$302,050	$259,769

Net Operating Income (“NOI”)
We also consider NOI an important supplemental measure to net income because it enables investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less real estate services fee income and interest and other income. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of our NOI to net income for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income	$122,765	$143,355	$157,780
Adjustments:
Real estate services fee income	(6,595)	(2,247)	—
Interest and other income	(2,073)	(91)	(2)
Net gain on lease termination	(7,298)	—	—
Interest	50,168	12,347	—
Depreciation and amortization	107,561	111,752	91,612
Impairment on real estate investments and goodwill	21,794	23,139	8,769
General, administrative and professional fees	34,827	29,222	22,412
Deal costs	3,086	6,354	1,547
Loss on extinguishment of debt	5,461	—	—
Other expenses, net	4,384	1,466	13,183
Income tax expense	752	938	—
(Gain) loss on real estate dispositions	(2,894)	(632)	61
NOI	$331,938	$325,603	$295,362

Liquidity and Capital Resources
Our principal short-term liquidity needs are to:

•	fund operating expenses;

•	meet our debt service requirements;

•	fund acquisitions, investments and commitments of redevelopment activities; and

•	make distributions to our stockholders, as required for us to qualify as a REIT.
We expect that these liquidity needs will generally be satisfied by a combination of cash flows from operations, borrowings under our revolving credit facility, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have an adverse effect on us.
As of December 31, 2016 and 2015, we had a total of $15.8 million and $17.0 million, respectively, of unrestricted cash.
Unsecured Revolving Credit Facility and Term Loans
As of December 31, 2016, we had $24.0 million of borrowings outstanding under our unsecured revolving credit facility (the “Revolver”) and $474 million of borrowings under our $800 million term loan due 2020 (together with the Revolver and our previous $600 million term loan due 2017, the “Facility”). We had $576.0 million of unused borrowing capacity available under the Revolver at December 31, 2016. The Revolver matures in August 2019, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the credit agreement and payment of a customary fee, for two additional six-month periods. The credit agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility by $500 million. Care Capital LP’s obligations under the Facility are guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital LP’s general partner, Care Capital Properties GP, LLC (“Care Capital GP”).
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital GP, as guarantors, entered into the Term Loan Agreement relating to the $200 million Term Loan. Borrowings under the $200 million Term Loan bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at December 31, 2016. We used the net proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under our previous $600 million term loan due 2017.
In January 2016, we also entered into various agreements to swap $400 million principal amount of the $800 million term loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full principal amount of the $200 million Term Loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%.
Senior Notes
In May 2016, Care Capital LP issued and sold $100 million aggregate principal amount of Notes due 2027 through a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, for total proceeds of $100.0 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. We used the net proceeds from the sale of the Notes due 2027 to repay a portion of the indebtedness outstanding under our previous $600 million term loan due 2017.
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of Notes due 2026 to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, by CCP and Care Capital GP. Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. We used the net proceeds from the sale of the Notes due 2026 to repay all of the remaining indebtedness outstanding under our previous $600 million term loan and a portion of the indebtedness outstanding under the $800 million term loan due 2020.
Pursuant to a registration rights agreement entered into in connection with the sale of the Notes due 2026, in February 2017, we completed an offer to exchange the Notes due 2026 with a new series of notes that are registered under the Securities Act, and are otherwise substantially identical to the original Notes due 2026, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer.

The Notes due 2027 and Notes due 2026 and the guarantees thereof are Care Capital LP’s, CCP’s and Care Capital GP’s respective senior unsecured obligations, ranking equally in right of payment with all of such entities’ existing and future senior unsecured indebtedness and senior in right of payment to all of such entities’ future unsecured subordinated indebtedness. The Notes due 2027 and Notes due 2026 and the guarantees are effectively subordinated in right of payment to all of such entities’ respective future secured indebtedness to the extent of the value of the collateral securing such secured indebtedness and structurally subordinated to the indebtedness and other liabilities, including any preferred stock, of Care Capital LP’s subsidiaries.
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
Equity
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock was initially reserved for issuance under the Plan.
In September 2016, we filed with the Securities and Exchange Commission an automatic shelf registration statement on Form S-3 relating to the sale, from time to time, of an indeterminable amount of common stock, preferred stock, depository shares, warrants and senior and subordinated notes.
In December 2016, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $250 million of our common stock. During the year ended December 31, 2016, we did not issue or sell any shares of common stock under the ATM program.
Dividends
We elected to be treated as a REIT under the applicable provisions of the Code, beginning with the year ended December 31, 2015. With respect to periods prior to our spin-off from Ventas, Ventas elected to be treated as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. By qualifying for taxation as a REIT, we generally will not be subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a C corporation (i.e., a corporation generally subject to full corporate-level tax).
For 2016, our Board of Directors declared and we paid quarterly cash dividends on our common stock aggregating $2.28 per share, which exceeds 100% of our 2016 estimated taxable income. Although our fourth quarter distribution was declared in December 2016, it was paid in January 2017 in accordance with the REIT annual distribution requirements. See “Certain U.S. Federal Income Tax Considerations” included in Part I, Item 1 of this Annual Report on Form 10-K.
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
Cash Flows
The following table sets forth our sources and uses of cash flows for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash at beginning of period	$16,995	$2,424	$2,167
Net cash provided by operating activities	249,220	267,174	255,082
Net cash provided by (used in) investing activities	14,660	(507,111)	(28,977)
Net cash (used in) provided by financing activities	(265,062)	254,508	(225,848)
Cash at end of period	$15,813	$16,995	2,424

Years Ended December 31, 2016 and 2015
Cash provided by operating activities decreased in 2016 over the prior year primarily due to interest expense. We did not have any outstanding indebtedness prior to the spin-off and the year ended December 31, 2016 reflects a full year of interest expense, compared to a partial year of interest expense in 2015.
Cash provided by investing activities during the year ended December 31, 2016 increased over the year ended December 31, 2015 due to the receipt of net proceeds on the sale of real estate of $94.4 million in 2016, compared to $6.0 million in the prior year. In addition, during 2016, we made $35.2 million of investments in real estate, compared to $455.5 million of investments in 2015.

Cash used in financing activities during the year ended December 31, 2016 decreased from the year ended December 31, 2015 due to the indebtedness incurred in connection with the spin-off, which resulted in net borrowings under the Facility of $1.5 billion, offset by distribution to parent of $1.3 billion. During the years ended December 31, 2016 and 2015, cash distributions to common stockholders totaled $143.6 million and $95.5 million, respectively. Our fourth quarter 2016 dividend of $47.9 million was not paid until January 5, 2017.
Years Ended December 31, 2015 and 2014
Cash provided by operating activities increased for the year ended December 31, 2015 compared to the prior year primarily due to our 2015 acquisitions.
Cash used in investing activities during the year ended December 31, 2015 increased from the prior year as a result of net investment in real estate properties of $455.5 million in 2015 compared to $13.2 million in 2014.
Cash used in financing activities during the year ended December 31, 2015 increased over the prior year due to indebtedness incurred in connection with the spin-off, which resulted in net borrowings under the Facility of $1.5 billion, offset by distribution to parent of $1.3 billion. For the year ended December 31, 2014, cash used in financing consisted primarily of net distributions to parent.
Contractual Obligations
The following table summarizes the effect that debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt and interest obligations	$1,825,288	$53,861	$265,198	$557,410	$948,819
Operating lease obligations	19,172	979	1,454	1,459	15,280
Total	$1,844,460	$54,840	$266,652	$558,869	$964,099

Market Risk
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.
As of December 31, 2016 and 2015, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $61.0 million and $28.7 million, respectively. See “Note 6—Loans Receivable, Net” of the Notes to Combined Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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

	As of December 31,
	2016	2015
Investment mix by asset type (1):
SNFs	87.8%	88.3%
Seniors housing communities and campuses (2)	7.2	7.3
Specialty hospitals and healthcare assets	5.0	4.4
Investment mix by tenant (1):
Senior Care Centers, LLC	20.5%	19.2%
Signature HealthCARE, LLC	8.9	8.5
Avamere Group, LLC	10.9	10.0
All others	59.7	62.3

(1)	Ratios are based on the gross book value of tangible real estate property (excluding properties classified as held for sale) as of each reporting date.

(2)	Campuses are defined as multi-level properties.

	For the Year Ended December 31,
	2016	2015	2014
Operations mix by asset type (1):
SNFs	87.2%	89.2%	92.3%
Seniors housing communities and campuses (2)	5.2	4.6	3.1
Specialty hospitals and healthcare assets	3.3	4.3	3.5
All others	4.3	1.9	1.1
Operations mix by tenant (1):
Senior Care Centers, LLC	16.4%	11.7%	1.5%
Signature HealthCARE, LLC	13.7	10.1	7.6
Avamere Group, LLC	10.9	10.2	8.8
All others	59.0	68.0	82.1

(1)	Ratios are based on revenues (excluding net gain on lease termination) for each period presented.

(2)	Campuses are defined as multi-level properties.
We derive substantially all of our revenues by leasing assets under long-term triple-net leases with annual escalators, subject to certain limitations. Some of these escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in CPI, with caps, floors or collars.
Our three largest operators in aggregate accounted for approximately 41.0% of our total revenues for the year ended December 31, 2016. The failure or inability of any of these tenants to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof could have a material adverse effect on our business, financial condition, results of operations and liquidity. We cannot predict whether these tenants, and/or their respective subsidiaries or affiliates, will be able to effectively conduct their operations, operate our properties profitably or maintain and improve our properties, or that they they will have sufficient assets, equity, income, access to financing and/or insurance coverage to enable them to satisfy their respective lease and other obligations to us. We also cannot predict whether these tenants, and in particular our three largest operators, will elect to renew their leases with us upon expiration of their terms or whether we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic and other terms, if at all.
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
From time to time, we have discussions with tenants who ask us to consider financial accommodations. This includes one of our largest operators, for whom we granted certain accommodations, including a $2.0 million rent deferral in December 2016 to provide short-term liquidity.  We are in ongoing discussions with the operator, but cannot predict the timing or outcome of such discussions, whether we will grant any further accommodations or what the impact might be on our financial results.

We also evaluate concentration risk as it pertains to the geographic location of our properties. For the year ended December 31, 2016, our properties were located in 36 states across the United States, with properties in only one state (Texas - 21.1%) accounting for more than 10% of our total revenues (excluding net gain on lease termination).
Triple-Net Lease Expirations
The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to properties classified as held for sale as of December 31, 2016):

	Number of Properties	2016 Rental Income	% of 2016 Rental Income
	(Dollars in thousands)
2017	2	$1,493	0.5%
2018	7	5,665	1.7
2019	—	—	—
2020	65	54,130	16.6
2021	1	996	0.3
2022	14	14,403	4.4
2023	45	53,066	16.3
2024	1	759	0.2
2025	12	8,275	2.5
2026	41	46,310	14.2
Thereafter	127	117,916	36.2
Our leases with respect to 11 SNFs located in Texas expired on December 31, 2016 and January 1, 2017. Notwithstanding such expiration, the previous tenant had extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator, and on February 1, 2017, our lease agreement with the replacement operator became effective. Although we re-leased these properties at reduced annual rent, we do not expect that the re-leasing will materially impact our results of operations in 2017.
Critical Accounting Policies and Estimates
Our combined consolidated financial statements included herein have been prepared in accordance with GAAP set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Combined Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Impairment of Long-Lived and Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to the retention or disposition of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
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
We test goodwill for impairment at least annually, and more frequently if indicators arise. We assess qualitative factors, such as current macroeconomic conditions, the state of capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of the reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period. Additionally, when we reclassify our real estate assets as assets held for sale, we evaluate the entire disposal group, including the associated goodwill, for impairment.

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
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates that we may not be able to recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property and government reimbursement. If our evaluation of these factors indicates that we may not be able to receive the increases in rent payments due in the future, we provide an allowance against the recognized straight-line rent receivable asset that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust the allowance to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
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
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and will replace existing revenue recognition standards. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be excluded from this guidance. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While we anticipate additional disclosure, we do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09; however, we will continue to evaluate this assessment until the guidance becomes effective.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to recognize most leases on the balance sheet and, therefore, will increase reported assets and liabilities of such lessees. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, we will recognize a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office leases. We will continue to evaluate the impact of this guidance until it becomes effective.
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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) (“ASU 2017-01”), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition (or disposition) as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under ASU 2017-01, we expect most acquisitions of investment property will meet the screen and, thus, be accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for us for fiscal years beginning after December 15, 2019. We are continuing to evaluate the application of this guidance and its effect on our consolidated financial statements.
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

ITEM 8.    Financial Statements and Supplementary Data
Care Capital Properties, Inc. and Predecessors
Index to Combined Consolidated Financial Statements and Financial Statement Schedules

Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:
• Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our independent registered public accounting firm has also reported on the effectiveness of internal control over financial reporting. The independent registered public accounting firm’s attestation report is included herein under the caption entitled “Report of Independent Registered Public Accounting Firm”.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Care Capital Properties, Inc.:
We have audited the accompanying consolidated balance sheets of Care Capital Properties, Inc. as of December 31, 2016 and 2015, and the related combined consolidated statements of income and comprehensive income, equity, and cash flows of Care Capital Properties, Inc. and Predecessors (the Company) for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the combined consolidated financial statements, we also have audited the financial statement schedules II and III. These combined consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules II and III, when considered in relation to the basic combined consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Care Capital Properties Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Care Capital Properties, Inc.:
We have audited Care Capital Properties, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Care Capital Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Care Capital Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Care Capital Properties, Inc. as of December 31, 2016 and 2015, and the related combined consolidated statements of income and comprehensive income, equity, and cash flows of Care Capital Properties, Inc. and Predecessors for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017 expressed an unqualified opinion on those combined consolidated financial statements. Our report refers to the combined consolidated financial statements of Care Capital Properties, Inc. and Predecessors for periods prior to the separation, which represent a combination of entities under common control of Ventas, Inc. and have been “carved out” of Ventas, Inc.’s consolidated financial statements and reflect significant assumptions and allocations, including allocations of certain operating expenses from Ventas, Inc. These costs may not be reflective of the actual costs which would have been incurred had the predecessors operated as an independent, stand-alone entity separate from Ventas, Inc.
/s/ KPMG LLP
Chicago, Illinois
March 1, 2017

CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(In thousands, except per share amounts)

	2016	2015
Assets
Real estate investments:
Land and improvements	$262,064	$287,193
Buildings and improvements	2,785,166	2,984,257
Construction in progress	45,892	33,646
Acquired lease intangibles	92,431	101,869
	3,185,553	3,406,965
Accumulated depreciation and amortization	(702,809)	(704,210)
Net real estate property	2,482,744	2,702,755
Net investment in direct financing lease	22,531	22,075
Net real estate investments	2,505,275	2,724,830
Loans receivable, net	62,264	29,727
Cash	15,813	16,995
Goodwill	123,884	145,374
Other assets	105,132	38,043
Total assets	$2,812,368	$2,954,969
Liabilities and equity
Liabilities:
Term loans, senior notes and other debt	$1,414,534	$1,524,863
Tenant deposits	42,574	57,974
Lease intangible liabilities, net	103,182	130,348
Dividends payable	47,861	—
Accounts payable and other liabilities	37,177	24,048
Deferred income taxes	1,852	1,889
Total liabilities	1,647,180	1,739,122
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, unissued at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 83,970 and 83,803 shares issued at December 31, 2016 and 2015, respectively	840	838
Additional paid-in capital	1,272,642	1,264,650
Dividends in excess of net income	(119,750)	(51,056)
Treasury stock, 11 and 0 shares at December 31, 2016 and 2015, respectively	(330)	—
Accumulated other comprehensive income	10,476	—
Total CCP equity	1,163,878	1,214,432
Noncontrolling interest	1,310	1,415
Total equity	1,165,188	1,215,847
Total liabilities and equity	$2,812,368	$2,954,969
  See accompanying notes to the combined consolidated financial statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	2016	2015	2014
Revenues:
Rental income, net	$325,464	$321,785	$291,962
Income from investments in direct financing lease and loans	6,474	3,818	3,400
Real estate services fee income	6,595	2,247	—
Interest and other income	2,073	91	2
Net gain on lease termination	7,298	—	—
Total revenues	347,904	327,941	295,364
Expenses:
Interest	50,168	12,347	—
Depreciation and amortization	107,561	111,752	91,612
Impairment on real estate investments and goodwill	21,794	23,139	8,769
General, administrative and professional fees	34,827	29,222	22,412
Deal costs	3,086	6,354	1,547
Loss on extinguishment of debt	5,461	—	—
Other expenses, net	4,384	1,466	13,183
Total expenses	227,281	184,280	137,523
Income before income taxes, real estate dispositions and noncontrolling interests	120,623	143,661	157,841
Income tax expense	(752)	(938)	—
Gain (loss) on real estate dispositions	2,894	632	(61)
Net income	122,765	143,355	157,780
Net income attributable to noncontrolling interests	22	189	185
Net income attributable to CCP	$122,743	$143,166	$157,595

Net income	$122,765	$143,355	$157,780
Other comprehensive gain - derivatives	10,476	—	—
Total comprehensive income	133,241	143,355	157,780
Comprehensive income attributable to noncontrolling interests	22	189	185
Comprehensive income attributable to CCP	$133,219	$143,166	$157,595

Earnings per common share:
Basic:
Net income attributable to CCP excluding dividends on unvested restricted shares	$1.46	$1.71	$1.89
Diluted:
Net income attributable to CCP excluding dividends on unvested restricted shares	$1.46	$1.71	$1.88
Weighted average shares used in computing earnings per common share:
Basic	83,592	83,488	83,488
Diluted	83,689	83,607	83,658
See accompanying notes to the combined consolidated financial statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share amounts)

	Net Parent Investment	Common Stock Par Value	Additional Paid-In Capital	Dividends in Excess of Net Income	Treasury Stock	Accumulated Other Comprehensive Income	Total CCP Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	2,186,201	—	—	—	—	—	2,186,201	5,099	2,191,300
Net income attributable to CCP	157,595	—	—	—	—	—	157,595	—	157,595
Net change in noncontrolling interests	—	—	—	—	—	—	—	(236)	(236)
Net distribution to parent	(225,580)	—	—	—	—	—	(225,580)	—	(225,580)
Balance, December 31, 2014	2,118,216	—	—	—	—	—	2,118,216	4,863	2,123,079
Net income attributable to CCP	98,700	—	—	44,466	—	—	143,166	—	143,166
Net change in noncontrolling interests	—	—	—	—	—	—	—	(225)	(225)
Acquisition of noncontrolling interests	—	—	123	—	—	—	123	(3,223)	(3,100)
Net contribution from parent prior to separation	306,629	—	—	—	—	—	306,629	—	306,629
Distribution to parent	(1,273,000)	—	—	—	—	—	(1,273,000)	—	(1,273,000)
Issuance of common stock at separation	—	835	—	—	—	—	835	—	835
Issuance of common stock for acquisition	—	3	11,543	—	—	—	11,546	—	11,546
Transfer of remaining net parent investment to additional paid-in capital	(1,250,545)	—	1,250,545	—	—	—	—	—	—
Stock-based compensation	—	—	2,439	—	—	—	2,439	—	2,439
Dividends to common stockholders - $1.14 per share	—	—	—	(95,522)	—	—	(95,522)	—	(95,522)
Balance, December 31, 2015	—	838	1,264,650	(51,056)	—	—	1,214,432	1,415	1,215,847
Net income attributable to CCP	—	—	—	122,743	—	—	122,743	—	122,743
Net change in noncontrolling interests	—	—	—	—	—	—	—	(105)	(105)
Issuance of common stock for acquisition	—	2	1,371	—	—	—	1,373	—	1,373
Stock-based compensation	—	—	6,621	—	(330)	—	6,291	—	6,291
Other comprehensive income	—	—	—	—	—	10,476	10,476		10,476
Dividends to common stockholders - $2.28 per share	—	—	—	(191,437)	—	—	(191,437)	—	(191,437)
Balance, December 31, 2016	$—	$840	$1,272,642	$(119,750)	$(330)	$10,476	$1,163,878	$1,310	$1,165,188
   See accompanying notes to the combined consolidated financial statements.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
COMBINED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$122,765	$143,355	$157,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	124,716	128,372	95,522
Decrease in value of damaged property, net of estimated insurance proceeds	3,570	—	—
Amortization of above and below market lease intangibles, net	(7,813)	(8,968)	(11,184)
Amortization of deferred financing fees	4,610	2,072	—
Accretion of direct financing lease	(1,517)	(1,351)	(1,207)
Amortization of leasing costs and other intangibles	4,570	6,519	4,859
Stock-based compensation	5,796	2,439	—
Straight-lining of rental income, net	(78)	(163)	(294)
(Gain) loss on real estate dispositions	(2,894)	(632)	61
Net gain on lease termination	(7,298)	—	—
Loss on extinguishment of debt	5,461	—	—
Income tax benefit	(35)	(370)	—
Other	(101)	(298)	36
Changes in operating assets and liabilities, net of effects of the acquisitions:
Increase in other assets	(3,183)	(11,085)	(4,832)
(Decrease) increase in tenant deposits	(14,825)	5,627	15,466
Increase (decrease) in accounts payable and other liabilities	15,476	1,657	(1,125)
Net cash provided by operating activities	249,220	267,174	255,082
Cash flows from investing activities:
Net investment in real estate property	(35,235)	(455,498)	(13,194)
Proceeds from real estate disposals	94,400	6,020	975
Investment in loans receivable	(89,371)	(21,463)	(799)
Proceeds from loans receivable	87,343	2,422	1,226
Development project expenditures	(38,064)	(22,854)	(11,163)
Capital expenditures	(4,413)	(15,738)	(6,022)
Net cash provided by (used in) investing activities	14,660	(507,111)	(28,977)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	(119,000)	143,000	—
Proceeds from debt	935,000	1,400,000	—
Repayment of debt	(926,000)	—	—
Payment of deferred financing costs	(10,400)	(20,209)	—
Purchase of noncontrolling interest	—	(3,100)	—
Distributions to noncontrolling interest	(127)	(375)	(420)
Net contribution from (distribution to) parent prior to separation	—	103,714	(225,428)
Distribution to parent	—	(1,273,000)	—
Purchase of treasury stock	(959)	—	—
Cash distribution to common stockholders	(143,576)	(95,522)	—
Net cash (used in) provided by financing activities	(265,062)	254,508	(225,848)
Net (decrease) increase in cash	(1,182)	14,571	257
Cash at beginning of period	16,995	2,424	2,167
Cash at end of period	$15,813	$16,995	$2,424

Supplemental disclosure of cash flow information:
Interest paid	$31,877	$10,105	$—
Income taxes paid	535	55	—
Supplemental schedule of non-cash activities:
Issuance of common stock for acquisition of specialty valuation firm	—	11,546	—
Other acquisition-related investing activities	—	151,511	—

Transfer of remaining net parent investment to additional paid-in capital	—	1,250,545	—
Transfer of real estate to loan receivable	29,432	—	—
Transfer of real estate to receivable	2,280	—	—
Settlement of accrued acquisition costs via transfer of stock	1,373	—	—
Change in accrued capital expenditures	(581)	3,771	—
Transfer of liability accounted stock-based compensation awards to equity	1,453	—	—
Change in certain tenant deposits	7,110	—	—
Accrued dividends	47,861	—	—
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
Our company was originally formed in April 2015 to hold the post-acute/SNF portfolio of Ventas, Inc. (“Ventas”) and its subsidiaries operated by regional and local care providers (the “CCP Business”). On August 17, 2015, Ventas completed its spin-off of the CCP Business by distributing one share of our common stock for every four shares of Ventas common stock held as of the applicable record date, and, as a result, we began operating as an independent public company and our common stock commenced trading on the New York Stock Exchange under the symbol “CCP” as of August 18, 2015.
As of December 31, 2016, our portfolio consisted of 345 properties operated by 38 private regional and local care providers, spread across 36 states and containing a total of approximately 38,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
Note 2—Accounting Policies
Principles of Combination and Consolidation and Basis of Presentation
Prior to the spin-off, CCP was a wholly owned subsidiary of Ventas. Our combined consolidated financial statements for periods prior to our separation from Ventas were prepared on a stand-alone basis and represent a combination of entities under common control that have been “carved out” of Ventas’s consolidated financial statements. Subsequent to the spin-off, our financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
The following is a summary of net income for the year ended December 31, 2015 on a disaggregated basis to show the respective amounts attributed to the periods prior and subsequent to our separation from Ventas:

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 1, 2015 through August 17, 2015	August 18, 2015 through December 31, 2015	For the Year Ended December 31, 2015
	(In thousands)
Revenues:
Rental income, net	$197,275	$124,510	$321,785
Income from investments in direct financing lease and loans	2,175	1,643	3,818
Real estate services fee income	—	2,247	2,247
Interest and other income	63	28	91
Total revenues	199,513	128,428	327,941
Expenses:
Interest	22	12,325	12,347
Depreciation and amortization	66,988	44,764	111,752
Impairment on real estate investments and goodwill	12,898	10,241	23,139
General, administrative and professional fees	15,585	13,637	29,222
Deal costs	3,933	2,421	6,354
Other	1,267	199	1,466
Total expenses	100,693	83,587	184,280
Income before income taxes, real estate dispositions and noncontrolling interests	98,820	44,841	143,661
Income tax (expense) benefit	(1,004)	66	(938)
Gain on real estate dispositions	—	632	632
Net income	97,816	45,539	143,355
Net income attributable to noncontrolling interests	120	69	189
Net income attributable to CCP	$97,696
Net income attributable to common stockholders		$45,470
Noncontrolling Interests
We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify this interest as a component of consolidated equity, separate from total CCP equity, on our consolidated balance sheets. For consolidated joint ventures with pro rata distribution allocations, we allocate net income or loss between the joint venture partners based on their respective stated ownership percentages. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, either through net parent investment for periods prior to our separation from Ventas or through additional paid-in capital for periods subsequent to our separation from Ventas. In addition, we include net income or loss attributable to the noncontrolling interests in net income in our combined consolidated statements of income and comprehensive income.
As of December 31, 2016, we had a controlling interest in one joint venture entity that owned one SNF. The noncontrolling interest percentage for this joint venture was 49.0% at December 31, 2016 and December 31, 2015.
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
Impairment of Long-Lived and Intangible Assets and Goodwill
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to the retention or disposition of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
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
Estimates of fair value used in our evaluation of goodwill, real estate investments and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evidence including Level 3 inputs in the fair value hierarchy (as described below), such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Real estate investments that are impaired when classified as held for sale are generally estimated utilizing specific offers and quotes from potential buyers or brokers. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
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
Net Investment in Direct Financing Lease
As of December 31, 2016, we owned one SNF that we lease to an operator under a direct financing lease, as the tenant is obligated to purchase the property at the end of the lease term. The net investment in direct financing lease is recorded as a receivable on our consolidated balance sheets and represents the total undiscounted rental payments (including the tenant's purchase obligation), plus the estimated unguaranteed residual value, less the unearned lease income. Unearned lease income represents the excess of the minimum lease payments and residual values over the cost of the investment. Unearned lease income is deferred and amortized to income over the lease term to provide a constant yield when collectibility of the lease payments is reasonably assured. Income from our net investment in direct financing lease was $2.5 million, $2.4 million and $2.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments contractually due under the direct financing lease at December 31, 2016, were as follows: 2017 - $2.1 million; 2018 - $2.2 million; 2019 - $2.2 million; 2020 - $2.3 million; 2021 - $26.8 million; thereafter - $0.0 million.
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

•
Term loans, senior notes and other debt—We estimate the fair value of term loans, senior notes and other debt using Level 2 inputs: we discount the future cash flows using current interest rates and credit spreads at which we could obtain similar borrowings. See “Note 9—Borrowing Arrangements.”

•	Derivatives—We estimate the fair value of our derivatives using Level 2 inputs. See “Note 10—Derivatives and Hedging Activities.”
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
Other
We recognize income from lease terminations and certain other income when all of the following criteria are met in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
Allowances
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates that we may not be able to recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. We also base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, the type of property and government reimbursement. If our evaluation of these factors indicates that we may not be able to collect the increases in rent payments due in the future, we provide an allowance against the recognized straight-line rent receivable asset that we estimate may not be collected. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust the allowance to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

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
Segment Reporting
As of December 31, 2016, 2015 and 2014, we operated through a single reportable business segment: triple-net leased properties. We primarily invest in SNFs and other healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses.
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
In accordance with the Financial Accounting Standards Board’s (“FASB”) fair value measurement guidance in Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820), we have elected to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. We do not use our derivative financial instruments for trading or speculative purposes.
Our derivatives were 100% effective, and, therefore, we did not record any hedge ineffectiveness in earnings during the year ended December 31, 2016. We did not offset our derivative financial instrument asset against any derivative financial instrument liabilities as of December 31, 2016.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and will replace existing revenue recognition standards. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be excluded from this guidance. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While we anticipate additional disclosure, we do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09; however, we will continue to evaluate this assessment until the guidance becomes effective.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to recognize most leases on the balance sheet and therefore will increase reported assets and liabilities of such lessees. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of 12 months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, we will recognize a lease liability and a right-of-use asset for

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating leases where we are the lessee, such as ground leases and office leases. We will continue to evaluate the impact of this guidance until it becomes effective.
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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) (“ASU 2017-01”), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. Under ASU 2017-01, we expect most acquisitions of investment property will meet the screen and, thus, be accounted for as asset acquisitions. Consistent with existing guidance, transaction costs associated with asset acquisitions are capitalized while transaction costs associated with business combinations are expensed as incurred.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for us for fiscal years beginning after December 15, 2019. We are continuing to evaluate the application of this guidance and its effect on our consolidated financial statements.

Note 3—Acquisitions of Real Estate Property
In December 2016, we completed the acquisition of four SNFs, one seniors housing community and one campus (consisting of one SNF and one seniors housing community) for $36.0 million in a sale-leaseback transaction with an existing operator. The properties are currently being held in a Code Section 1031 exchange escrow account with a qualified intermediary.
In December 2015, we completed the acquisition of the 6.82% noncontrolling interest in a former joint venture for $3.1 million.
In September 2015, we completed the acquisition of eight properties (seven SNFs and one campus with both skilled nursing and assisted living facilities) and simultaneously entered into a long-term master lease with Senior Care Centers, LLC (together with its subsidiaries, “SCC”) to operate the acquired portfolio. We purchased the assets for approximately $190 million in cash and made a $20 million five-year, fully amortizing loan to SCC, resulting in a total transaction value of approximately $210 million. We funded this transaction through cash on hand and borrowings under our unsecured revolving credit facility and term loans (see “Note 9—Borrowing Arrangements”).
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
Estimated Fair Value
We are accounting for our 2016 and 2015 acquisitions under the acquisition method in accordance with ASC 805.
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during 2016 (in thousands):

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Land and improvements	$2,240
Buildings and improvements	31,640
Acquired lease intangibles	2,120
Total assets acquired	36,000
Tenant deposits	765
Total liabilities assumed	765
Net assets acquired	$35,235
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during 2015 (in thousands):

Land and improvements	$38,361
Buildings and improvements	515,620
Acquired lease intangibles	14,138
Goodwill (1)	56,275
Other assets	8,034
Total assets acquired	632,428
Tenant deposits	8,801
Lease intangible liabilities	3,729
Accounts payable and other liabilities	1,343
Total liabilities assumed	13,873
Net assets acquired	$618,555
__________
(1) As it relates to the HCT acquisition, goodwill was allocated to us on a relative fair value basis from total goodwill recognized by Ventas. A $1.8 million reduction of the original amount of goodwill due to HCT was recognized in 2015.

Aggregate Revenue and NOI
For the year ended December 31, 2016, aggregate revenues and NOI derived from our 2016 real estate acquisitions during our period of ownership were both $0.2 million.
For the year ended December 31, 2015, aggregate revenues and NOI derived from our 2015 real estate acquisitions during our period of ownership were both $34.8 million. During 2015, we restructured the lease terms and reduced the rent on 12 HCT properties, including those sold or classified as held for sale, in an aggregate amount of $5.7 million after the application of security deposits.
Unaudited Pro Forma
The following table illustrates the effect on revenues and net income attributable to CCP as if we had consummated the acquisitions completed during the year ended December 31, 2016 as of January 1, 2015:

	For the Years Ended December 31,
	2016	2015
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$350,774	$331,001
Net income attributable to CCP	123,781	144,393
Net income attributable to CCP, per basic share	$1.48	$1.73
Net income attributable to CCP, per diluted share	1.48	1.73
The following table illustrates the effect on revenues and net income attributable to CCP as if we had consummated the acquisitions completed during the year ended December 31, 2015 as of January 1, 2014:

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
Deal Costs
Deal costs consist of expenses primarily related to transactions, whether consummated or not, and operator transitions. These costs are expensed as incurred in the applicable periods. Deal costs for the years ended December 31, 2016 and 2015 were $3.1 million and $6.4 million, respectively. For acquisitions completed during the year ended December 31, 2016, $0.1 million of deal costs were expensed in 2016. For acquisitions completed during the year ended December 31, 2015, $0.3 million and $5.9 million of deal costs were expensed in the years ended December 31, 2016 and 2015, respectively. Deal costs for the year ended December 31, 2015 include an allocation of expenses incurred by Ventas related to the HCT acquisition based on relative property net operating income (“NOI”).
Acquisition of Specialty Valuation Firm
On August 14, 2015, we completed the acquisition of a specialty healthcare and seniors housing valuation firm in exchange for the issuance of 339,602 shares of our common stock. This specialty valuation firm subsidiary represents our TRS. Pursuant to the purchase agreement, we agreed to issue additional shares to the sellers to the extent that the value of the common stock originally issued to the sellers based on the volume-weighted average price (“VWAP”) of the common stock over the 30 days immediately prior to the six-month anniversary of the closing of the acquisition was less than approximately $11.5 million. In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration pursuant to the purchase agreement. For the year ended December 31, 2015, aggregate revenues related to the specialty valuation firm were $2.2 million. Net loss for the year ended December 31, 2015 was $(0.1) million. For the year ended December 31, 2015, the above aggregate revenues and net loss are only for the period of ownership (from August 2015).
Note 4—Assets Held For Sale and Dispositions of Real Estate Property

	Rollforward of Assets Held For Sale
	Number of Properties	Net Book Value
		(In thousands)
December 31, 2014	4	$4,184
Properties added	12	18,285
Properties sold	(6)	(9,337)
December 31, 2015	10	13,132
Properties added	38	244,684
Properties sold	(18)	(190,945)
December 31, 2016	30	$66,871

As of December 31, 2016 and December 31, 2015, we classified 30 properties and 10 properties, respectively, as assets held for sale, which are included in other assets on our consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, we recognized impairment charges of $18.0 million, $18.2 million and $8.8 million, respectively, related to these assets. The fair value was estimated based on the intended purchase price of the property or based on a market approach and Level 3 inputs.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2016, we sold seven SNFs in a single transaction for aggregate consideration of $95.1 million. We recognized a gain on the sale of these assets of $0.8 million. Concurrently with the sale, we made a mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million. See “Note 6—Loans Receivable, Net.”
During 2016, we sold an additional ten SNFs and one specialty hospital in separate transactions for aggregate consideration of $28.8 million. We recognized a net gain on the sale of these assets of $2.1 million. In connection with the sale of one SNF, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. See “Note 6—Loans Receivable, Net.” For two of these SNFs, we recognized impairment charges of $4.7 million during 2016.
During the year ended December 31, 2016, we recognized a $3.6 million net loss related to one SNF located in West Virginia that sustained property damage due to a casualty. Subsequent to the casualty, we received notice from the state that we would be unable to restore the property to its intended use. The net loss reflects a decline in the carrying value of the asset, offset by the estimated insurance proceeds we expect to recover. This amount is included in other expenses, net in our combined consolidated statements of income and comprehensive income.
During 2015, we sold six SNFs in separate transactions for aggregate consideration of $6.0 million. We recognized a net gain on the sale of these assets of $0.6 million. For three of these SNFs, we recognized impairment charges of $13.3 million during 2015.
Note 5—Triple-Net Lease Arrangements
The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our triple-net leases as of December 31, 2016 (excluding properties classified as held for sale as of December 31, 2016 and rents from direct financing lease) (in thousands):

2017	$300,417
2018	302,268
2019	304,272
2020	284,827
2021	261,946
Thereafter	1,388,074
Total	$2,841,804
Our straight-line rent receivable balance was $0.7 million and $0.6 million, net of allowances of $97.1 million and $87.4 million, as of December 31, 2016 and 2015, respectively. We recognized charges for straight-line rent allowances within rental income, net on our combined consolidated statements of income and comprehensive income of $19.1 million, $25.8 million and $21.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Note 6—Loans Receivable, Net
Below is a summary of our loans receivable as of December 31, 2016 and 2015 (in thousands):

	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Mortgage loans receivable, net	$9,313	$8,746	$5,255	$4,494
Other loans receivable, net	52,951	52,288	24,472	24,188
Total loans receivable, net	$62,264	$61,034	$29,727	$28,682
Mortgage Loans Receivable
Mortgage loans receivable, net represents two loans. One loan, with a principal amount of $5.6 million and a net carrying value of $5.3 million, is secured by one SNF, has a stated interest rate of 9.75% per annum, and matures in 2018. We recognized interest income of $0.5 million, $0.5 million and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, related to this loan. The second loan, with a principal amount of $4.5 million and a net carrying value of $4.1 million, is secured by one SNF, has a stated interest rate of 10.0% per annum, and matures in 2017. This loan was made to the purchaser in connection with the sale of the property and is cross-collateralized and cross-defaulted to our lease

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreements with affiliates of the borrower. Interest payments on the note represent unrecognized profit, which is presented net against the loan receivable amount.
Other Loans Receivable
We made a four-year mezzanine loan in the amount of $25.0 million and maturing in 2020 to an affiliate of the purchasers of seven properties we sold in May 2016. The loan has a stated interest rate of 10.0% per annum. It is secured by equity interests in subsidiaries of the borrower and cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower. We recognized interest income of $1.5 million related to this loan for the year ended December 31, 2016.
In September 2015, we made a $20 million five-year, fully amortizing loan maturing in 2020 to SCC. The loan bears interest at an annual rate of LIBOR plus 5%, which is subject to periodic increase over the term of the loan. As of December 31, 2016, this loan had an outstanding principal balance of $15.0 million. It is cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower. We recognized interest income of $1.0 million and $0.4 million related to this loan for the years ended December 31, 2016 and 2015, respectively.
In December 2015, we made a $1.0 million, four-year, fully amortizing loan maturing in 2019 to Signature HealthCARE, LLC (together with its subsidiaries, “Signature”) in connection with its acquisition from Elmcroft Senior Living, Inc. of the operations of 18 SNFs owned by us. The loan has a stated interest rate of 8.0% per annum. We recognized interest income of $0.1 million related to this loan for the year ended December 31, 2016. We did not recognize interest income related to this loan for the year ended December 31, 2015.
The remaining other loans receivable balance of $11.9 million consists of eight loans with various operators with interest rates ranging from 5.0% to 11.3% per annum and maturity dates through 2027. We recognized interest income of $0.7 million, $0.4 million and $0.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Fair value estimates as reflected in the table above are subjective in nature and based upon Level 3 inputs and several important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Intangibles and Goodwill
The following is a summary of our intangibles and goodwill as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$56,570	11.1	$64,516	11.4
In-place lease intangibles	35,861	12.8	37,353	13.4
Tradename, technology and customer relationships	2,950	3.5	2,950	4.5
Accumulated amortization	(44,511)	N/A	(45,390)	N/A
Goodwill	123,884	N/A	145,374	N/A
Net intangible assets	$174,754	11.5	$204,803	12.3
Intangible liabilities:
Below market lease intangibles	$167,789	15.0	$194,141	14.9
Above market ground lease intangibles	1,907	51.9	1,907	52.9
Accumulated amortization	(72,060)	N/A	(75,052)	N/A
Purchase option intangibles	5,546	N/A	9,352	N/A
Net intangible liabilities	$103,182	15.7	$130,348	15.5
________
N/A—Not Applicable
Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our combined consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our consolidated balance sheets. Tradename, technology and customer relationships are associated with our specialty valuation firm subsidiary and included in other assets on our consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, our net amortization related to these intangibles was $4.8 million, $5.9 million and $8.3 million, respectively. The estimated net amortization related to these intangibles for each of the next five years is as follows: 2017—$4.0 million; 2018—$4.0 million; 2019—$4.4 million; 2020—$4.2 million; and 2021—$2.7 million.
As a result of the lease termination with respect to eleven properties, we recognized revenues of $7.3 million for the year ended December 31, 2016 as compared to 2015, due to accelerated amortization of above and below-market rent intangibles, which is recorded in net gain on lease termination. In addition, for the same properties, depreciation and amortization increased by $0.7 million for the year ended December 31, 2016 as compared to 2015, due to accelerated amortization of in-place lease intangibles.
The following table displays a rollforward of the carrying amount of goodwill from January 1, 2015 to December 31, 2016 (in thousands):

Balance as of January 1, 2015	$88,959
Additions	56,992
Disposals	(577)
Balance as of December 31, 2015	145,374
Disposals	(17,854)
Impairment	(3,636)
Balance as of December 31, 2016	$123,884

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We assess goodwill for potential impairment during the fourth quarter of each fiscal year, or during the year if an event or circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. For the year ended December 31, 2016, we determined the fair value of the specialty valuation firm was less than its carrying value.     The fair value was estimated based on a market approach and Level 3 inputs. We completed the second step of the goodwill analysis and estimated the implied fair value of the reporting unit’s net assets other than goodwill. The result was a $3.6 million impairment included in impairment in real estate investments and goodwill in the consolidated statement of income and comprehensive income for the year ended December 31, 2016.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Other Assets
The following is a summary of our other assets as of December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Straight-line rent receivables, net	$657	$579
Deferred lease costs, net	5,471	6,895
Assets held for sale	70,103	15,035
Derivative fair value asset	10,476	—
Other, net	18,425	15,534
Total other assets	$105,132	$38,043
Note 9—Borrowing Arrangements
The following is a summary of our term loans, senior notes and other debt as of December 31, 2016 and 2015 (in thousands):

	2016	2015
	(In thousands)
Unsecured revolving credit facility	$24,000	$143,000
Unsecured term loan due 2017	—	600,000
Secured term loan due 2019	135,000	—
Unsecured term loan due 2020	474,000	800,000
Unsecured term loan due 2023	200,000	—
5.125% senior notes due 2026	500,000	—
5.38% senior notes due 2027	100,000	—
Total	1,433,000	1,543,000
Unamortized debt issuance costs	18,466	18,137
Total term loans, senior notes and other debt	$1,414,534	$1,524,863

In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital LP’s general partner, Care Capital Properties GP, LLC (“Care Capital GP”). Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. We used the net proceeds from the sale of the Notes due 2026 to repay all of the remaining indebtedness outstanding under our previous $600 million unsecured term loan due 2017 (the “$600 million Term Loan”) and a portion of the indebtedness outstanding under our $800 million unsecured term loan due 2020 (the “$800 million Term Loan”). We recognized interest expense of $11.8 million related to the Notes due 2026 for the year ended December 31, 2016. Pursuant to a registration rights agreement entered into in connection with the sale of the Notes due 2026, in February 2017, we completed an offer to exchange the Notes due 2026 with a new series of notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), and are otherwise substantially identical to the original Notes due 2026, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer.
Also in July 2016, certain wholly owned subsidiaries of Care Capital LP, as borrowers (the “Borrowers”), entered into a Loan Agreement with a syndicate of banks providing for a $135 million term loan (the “$135 million Term Loan”) that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80% and matures in July 2019. The $135 million Term Loan is secured by first lien mortgages and assignments of leases and rents on specified facilities owned by the Borrowers. The payment and performance of the Borrowers’ obligations under the $135 million Term Loan are guaranteed by CCP and Care Capital LP. We used the net proceeds from the $135 million Term Loan to repay a portion of the

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

indebtedness outstanding under the $800 million Term Loan. We recognized interest expense of $1.4 million related to the $135 million Term Loan for the year ended December 31, 2016.
In May 2016, Care Capital LP issued and sold $100 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) through a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for total proceeds of $100 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. We used the net proceeds from the issuance and sale of the Notes due 2027 to repay a portion of the indebtedness outstanding under the $600 million Term Loan. We recognized interest expense of $3.3 million related to the Notes due 2027 for the year ended December 31, 2016.
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital GP, as guarantors, entered into a Term Loan and Guaranty Agreement with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 (the “$200 million Term Loan”) at an interest rate of LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at December 31, 2016. We used the net proceeds from borrowings under the $200 million Term Loan to repay a portion of the indebtedness outstanding under the $600 million Term Loan. We recognized interest expense of $4.3 million related to the $200 million Term Loan for the year ended December 31, 2016. Also in January 2016, we entered into agreements to swap a total of $600 million of outstanding indebtedness, effectively converting the interest on that debt from floating rates to fixed rates. The swap agreements have original terms of 4.6 years and 7 years.
On August 17, 2015, Care Capital LP, as borrower, and CCP, Care Capital GP and certain subsidiaries of Care Capital LP, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with a syndicate of banks that provides for a $600 million unsecured revolving credit facility (the “Revolver”), the $600 million Term Loan and the $800 million Term Loan (collectively with the $600 million Term Loan, the “Original Term Loans” and together with the Revolver, the “Facility”). The Revolver has an initial term of four years, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the Credit Agreement and payment of a customary fee, for two additional six-month periods. The $600 million Term Loan was repaid in full during 2016. A loss on extinguishment of debt of $5.5 million resulted from the write-off of unamortized debt issuance costs associated with the repayment of the remaining indebtedness outstanding under the $600 million Term Loan and a portion of indebtedness outstanding under the $800 million Term Loan with proceeds from the issuance and sale of the Notes due 2026 and the $135 million Term Loan. The Credit Agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Facility by $500 million.
Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s leverage or, if applicable, unsecured long-term debt ratings. At December 31, 2016, the applicable margin was 1.30% for Revolver borrowings and 1.50% for Original Term Loan borrowings, and we had approximately $576 million of unused borrowing capacity available under the Revolver. We recognized interest expense of $20.2 million and $10.4 million related to the Facility for the years ended December 31, 2016 and 2015, respectively.
Based on the recent issuance of our debt, as well as the related terms and conditions of our debt, we consider the carrying value of our term loans, senior notes and other debt to be consistent with fair value. As of December 31, 2016, the fair value and carrying value of our term loans, senior notes and other debt were both $1.4 billion.
As of December 31, 2016, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Revolver (1)	Total Maturities
	(In thousands)
2016	$—	$—	$—
2017	—	—	—
2018	—	—	—
2019	135,000	24,000	159,000
2020	474,000	—	474,000
Thereafter	800,000	—	800,000
Total Maturities	$1,409,000	$24,000	$1,433,000

(1) As of December 31, 2016, we had $15.8 million of cash, resulting in $8.2 million of net borrowings outstanding under the Revolver. The Revolver may be extended, at Care Capital LP’s option, for two additional six-month periods.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10— Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings. We recognized interest expense of $4.6 million related to derivatives and hedging activities in the year ended December 31, 2016.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. As of December 31, 2016, we had eight outstanding interest rate swaps with a combined notional amount of $600 million that were designated as cash flow hedges of interest rate risk. During the year ended December 31, 2016, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that an additional $2.0 million will be reclassified as an increase to interest expense.
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheet as of December 31, 2016 (in thousands):

	Asset Derivative
Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31, 2016 Fair Value
Interest rate contracts	Other assets	$10,476
The table below presents the effect of our derivative financial instruments on our consolidated statement of income and comprehensive income for the year ended December 31, 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in AOCI on Derivative (Effective Portion)	Location of Gain/Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)

Interest rate contracts	$5,862	Interest expense	$(4,614)
Our derivatives were 100% effective, and therefore, we did not record any hedge ineffectiveness in earnings during the year ended December 31, 2016. We did not offset our derivative financial instrument asset against any derivative financial instrument liabilities as of December 31, 2016.

Credit-Risk-Related Contingent Features
Our agreements with each of our derivative counterparties provide that we could be in default on our derivative obligations if the underlying indebtedness is accelerated by the lender due to our default on that indebtedness. As of December 31, 2016, we did not have any derivative instruments in a net liability position.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Disclosure of Derivative Financial Instruments
The valuation of our interest rate swaps is determined using widely accepted valuation techniques, including a discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates derived from observable market forward interest rate curves.
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
The fair value of interest rate hedging instruments is the amount that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the reporting date. Our valuations of derivative instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative, and therefore fall into Level 2 of the fair value hierarchy. The valuations reflect the contractual terms of the derivatives, including the period to maturity, and use observable market-based inputs, including forward curves. The fair values of interest rate hedging instruments also incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty's nonperformance risk.
The table below presents our derivative financial instrument asset measured at fair value on a recurring basis as of December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Derivative financial instrument asset	$—	$10,476	$—	$10,476

Note 11—Income Taxes
We elected to be treated as a REIT under the Code, beginning with the taxable year ended December 31, 2015. So long as we qualify as a REIT under the Code, we generally will not be subject to federal income tax. We test our compliance with the REIT requirements on a quarterly and annual basis. We also review our distributions and projected distributions each year to ensure we have met, and will continue to meet, the annual REIT distribution requirements. However, as a result of our structure, we may be subject to income or franchise taxes in certain states and municipalities.

Subject to the REIT asset test requirements, we are permitted to own up to 100% of the stock of one or more TRSs. We have elected for one of our subsidiaries to be treated as a TRS, which is subject to corporate income taxes.
Although the TRS is required to pay minimal federal income taxes for the year ended December 31, 2016, the related federal income tax liability may increase in future periods.
All entities other than our TRS are collectively referred to as the “REIT” within this Note 11.
During the year ended December 31, 2016, our tax treatment of distributions per common share was as follows:

2016
Tax treatment of distributions:
Ordinary income	$2.092733
Qualified ordinary income	—
Long-term capital gain	—
Unrecaptured Section 1250 gain	0.115752
Return of capital	—
Distribution reported for 1099-DIV purposes	$2.208485

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2016. The provision for income taxes related to continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$(303)	$(91)	$—
State	(484)	(213)	—
Total current	(787)	(304)	—
Deferred:
Federal	347	114	—
State	(312)	(748)	—
Total deferred	35	(634)	—
Total income tax (provision)	$(752)	$(938)	$—
Our consolidated provision for income taxes for the years ended December 31, 2016 and 2015 was an expense of $0.8 million and $0.9 million, respectively. There was no benefit (provision) for income taxes related to continuing operations for the year ended December 31, 2014.
Below is a reconciliation between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to the income or loss for continuing operations before income taxes (dollars in thousands):

	Years Ended December 31,
	2016		2015		2014
Provision for income taxes at statutory rate	$(43,222)	35.00%	$(49,528)	35.00%	$—	—%
Tax at statutory rate on earnings not subject to federal income taxes	43,175	(34.96)	49,561	(35.02)	—	—
Income for which no book expense was recognized	—	—	—	—	—	—
Expense for which no federal tax benefit was recognized	(11)	0.01	—	—	—	—
State tax (provision) benefit, net of federal	(676)	0.55	(960)	0.68	—	—
Impact of rate change	(59)	0.05	—	—	—	—
Prior year provision to return adjustments	—	—	—	—	—	—
Other	41	(0.03)	(11)	0.01	—	—
Total income tax (provision)	$(752)	0.62%	$(938)	0.67%	$—	—%

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are included within deferred costs and other assets and other liabilities in the consolidated balance sheets, respectively, and are mainly attributable to the activity of our TRS. The components of the deferred tax liability at December 31, 2016 were as follows (in thousands):

	Years Ended December 31,
	2016	2015
Deferred income	$(97)	$(138)
Basis difference on tangible property	(1,019)	(804)
Basis difference on intangible property	(736)	(947)
Total	(1,852)	(1,889)
Valuation adjustment	—	—
Total net deferred tax liability	$(1,852)	$(1,889)
The REIT made minimal state income tax payments and no federal income tax payments for the year ended December 31, 2016. For the tax years ended December 31, 2016 and 2015, the net deferred tax liability was $1.9 million and $1.9 million, respectively. There were no deferred tax assets or liabilities at December 31, 2014.
For the year ended December 31, 2016 and 2015, the net difference between tax basis and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $530 million and $607 million, respectively, less than the book basis of those assets and liabilities for financial reporting purposes.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2015 and subsequent years.
As of December 31, 2016 and 2015, we had no material uncertain tax positions which would require us to record a tax exposure liability.
Note 12—Stock-Based Compensation
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units (“RSUs”), performance shares and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock was reserved initially for issuance under the Plan. During the year ended December 31, 2015, we granted 190,471 shares of restricted stock to employees and directors under the Plan having a value of $6.5 million. During the year ended December 31, 2016, we granted 134,416 shares of restricted stock, 496,859 options to purchase common stock and 41,626 performance-based RSUs to employees and directors under the Plan having a grant date fair value of $6.0 million. The value of shares of restricted stock granted is the closing price of our common stock on the date of grant. Restricted stock and option awards to employees generally vest in three equal annual installments beginning on the date of grant or on the first anniversary of the date of grant. Restricted stock awards to directors vest in full on the day immediately preceding our next annual meeting of stockholders. For shares with a graded vesting schedule that only require service, we recognize stock-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award.

Prior to our separation from Ventas, certain of our employees participated in stock-based compensation plans administered by Ventas. In connection with the spin-off, outstanding Ventas equity awards held by our employees were converted into awards in respect of our common stock. As a result of the conversion mechanics, the fair value of the converted awards exceeded the fair value of the Ventas awards from which they were converted by $1.0 million, of which $0.5 million related to vested, unexercised options. For the year ended December 31, 2015, we recognized $1.4 million of expense associated with these converted awards, including the $0.5 million expense associated with vested, unexercised options recognized on August 17, 2015. The remaining $2.2 million of expense associated with the converted awards has been or will be amortized as stock-based compensation over the respective vesting terms of the converted awards. The fair value of the converted stock option awards was determined using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.21% - 1.31%, dividend yield of 6.3%, volatility factors of the expected market price for our common stock of 25% - 27%, and a weighted average expected life of options of 0.4 years - 3.82 years.

Restricted Stock
The following table summarizes the nonvested restricted stock activity for the years ended December 31, 2016 and 2015:

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	—	$—
Converted from Ventas restricted stock	125,183	16.98
Granted	190,471	34.01
Nonvested at December 31, 2015	315,654	$27.26
Granted	134,416	29.13
Vested	(106,177)	24.71
Forfeited	(3,607)	32.32
Nonvested at December 31, 2016	340,286	$31.30
As of December 31, 2016, we had $4.7 million of total unrecognized compensation cost related to nonvested restricted stock. We expect to recognize that cost over a weighted average period of 1.5 years. As of December 31, 2015, we had $7.0 million of total unrecognized compensation cost related to nonvested restricted stock. We expect to recognize that cost over a weighted average period of 2.3 years.
Performance-Based RSUs

RSUs are market-based awards that vest and settle in shares of our common stock based on our total shareholder return (TSR) relative to the equally weighted TSRs of the individual constituents in the SNL US REIT Healthcare Index over a three-year performance period. Compensation expense for the performance-based RSU awards is determined using a Monte Carlo simulation model.

The Monte Carlo simulation model used the following assumptions:

2016
Fair value of RSUs granted at target amount	$20.17
Expected volatility	23.4%
Risk-free interest rate	0.85%

The following table summarizes the performance-based RSU activity for the year ended December 31, 2016. There were no RSUs granted during 2015:

	Performance-Based RSUs	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	—	$—
Granted	41,626	20.17
Nonvested at December 31, 2016	41.626	$20.17

As of December 31, 2016, the estimated future compensation expense for all unvested performance-based RSUs was $.6 million. The weighted average period over which the future compensation expense will be recorded for the performance-based RSUs is approximately 2.21 years.
Stock Options
The following table summarizes the stock option activity for the years ended December 31, 2016 and 2015:

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2014	—	$—
Converted from Ventas options	1,047,501	32.01
Outstanding as of December 31, 2015	1,047,501	32.01
Granted	496,859	29.94
Exercised	(1,023)	20.41
Outstanding as of December 31, 2016	1,543,337	$28.74
As of December 31, 2016, there were 988,177 exercisable stock options with a weighted average remaining contractual life of 6.9 years and a weighted average exercise price of $31.30. The aggregate intrinsic value of the options exercisable was $0.01 million. During the year ended December 31, 2016, we received $0.02 million of proceeds from the exercise of stock options. As of December 31, 2016, we had $0.6 million of total unrecognized compensation cost related to nonvested stock options. We expect to recognize that cost over a weighted average period of 1.35 years.
As of December 31, 2015, there were 646,158 exercisable stock options with a weighted average remaining contractual life of 7.3 years and an intrinsic value of $0.7 million. As of December 31, 2015, we had $0.7 million of total unrecognized compensation cost related to nonvested stock options. We expect to recognize that cost over a weighted average period of 1.45 years.
The Black-Scholes option pricing model used the following assumptions:

2016
Fair value of options granted	$2.55 - $2.52
Expected term (years)	5.5 - 6.0 years
Expected volatility	25.0%
Risk-free interest rate	1.57% - 1.66%
For the year ended December 31, 2016 and December 31, 2015, we recognized stock-based compensation expense of $6.9 million and $3.2 million respectively, which is included in general, administrative and professional fees.
Employee Benefit Plan
We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2016, we made contributions for each qualifying employee of 100% of the first 1% and 50% of the next 1% to 5% of eligible compensation contributed, subject to certain limitations. During 2016 and 2015, our aggregate contributions were $0.1 million and less than $0.1 million, respectively.
Note 13—Commitments and Contingencies
Certain Obligations, Liabilities and Litigation
We are subject to various legal proceedings, claims and other actions arising in the ordinary course of our business, including in connection with acquisitions and dispositions, some of which may be indemnifiable by third parties. While any legal proceeding or claim has an element of uncertainty, management believes that the outcome of any such action or claim that is pending or threatened, or all of them combined, will not have a material adverse effect on our consolidated financial position or results of operations.

Note 14—Concentration of Risk
Our properties were located in 36 states as of December 31, 2016, with properties in one state (Texas) accounting for more than 10% of our total revenues for the year then ended.
As of December 31, 2016, SCC and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 20.5% and 10.9% respectively, of our real estate investments based on gross book value.
For the years ended December 31, 2016, 2015 and 2014, approximately 16.4%, 11.7% and 1.5%, respectively, of our total revenues were derived from our lease agreements with SCC, approximately 10.9%, 10.2% and 8.8%, respectively, of our total revenues were derived from our lease agreements with Avamere, and approximately 13.7%, 10.1% and 7.6%, respectively, of our total revenues were derived from our lease agreements with Signature. Each of our leases with SCC, Avamere and Signature is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our leases with SCC and Signature have guaranty and/or cross-default provisions tied to other leases with the same tenant or its affiliates, and our lease with Avamere is a pooled, multi-facility master lease.
Note 15—Earnings Per Share
Basic and diluted earnings per share for the periods prior to our separation from Ventas were retroactively restated for the number of basic and diluted shares outstanding immediately following the separation. The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income attributable to CCP	$122,743	$143,166	$157,595
Less: dividends on unvested restricted shares	(736)	(333)	—
Net income attributable to CCP excluding dividends on unvested restricted shares	122,007	142,833	157,595

Denominator:
Denominator for basic earnings per share—weighted average shares	83,592	83,488	83,488
Effect of dilutive securities:
Stock options	1	45	82
Restricted stock	96	74	88
Denominator for diluted earnings per share—adjusted weighted average shares	83,689	83,607	83,658
Basic earnings per share:
Net income attributable to CCP excluding dividends on unvested restricted shares	$1.46	$1.71	$1.89
Diluted earnings per share:
Net income attributable to CCP excluding dividends on unvested restricted shares	$1.46	$1.71	$1.88

Note 16—Stockholders’ Equity
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
In February 2016, we issued 56,377 shares of our common stock, valued at $1.4 million, to the sellers as additional consideration in accordance with the terms of the purchase agreement.
Dividends
For 2016, our Board of Directors declared and we paid quarterly cash dividends on our common stock aggregating $2.28 per share, which is 100% of our 2016 estimated taxable income. Although our fourth quarter distribution was declared in December 2016, it was paid in January 2017 in accordance with the REIT annual distribution requirements. See “Certain U.S. Federal Income Tax Considerations” included in Part I, Item 1 of this Annual Report on Form 10-K.
Note 17—Litigation
We are involved from time to time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to, commercial disputes, environmental matters, and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations. We record a liability when a loss is considered probable and the amount can be reasonably estimated.
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
Note 18—Summarized Condensed Consolidating and Combining Information
CCP and Care Capital GP fully and unconditionally guaranteed the obligation to pay principal and interest with respect to Care Capital LP’s outstanding Notes due 2026. CCP, as limited partner, owns a 99% interest in Care Capital LP, and Care Capital GP, as general partner, owns a 1% interest in Care Capital LP. CCP is the sole member of Care Capital GP and, as a result, Care Capital LP is indirectly 100% owned by CCP. CCP consolidates Care Capital GP and Care Capital LP and Care Capital LP’s consolidated subsidiaries for financial reporting purposes and has no direct subsidiaries other than Care Capital GP and Care Capital LP. CCP’s assets and liabilities consist entirely of its investments in the General Partner and Care Capital LP, and CCP’s operations are conducted entirely through Care Capital LP. Therefore, the assets and liabilities of CCP and Care Capital LP are the same on their respective financial statements.

None of Care Capital LP’s subsidiaries is obligated with respect to the Notes due 2026.  Under certain circumstances, however, contractual and legal restrictions, including those contained in the instruments governing Care Capital LP’s subsidiaries’ outstanding mortgage indebtedness, may restrict Care Capital LP’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including with respect to the Notes due 2026.

Note 19—Quarterly Financial Information (Unaudited)
Summarized unaudited combined consolidated quarterly information for the years ended December 31, 2016, 2015 and 2014 is provided below.

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$84,543	$85,662	$87,291	$90,408
Net income attributable to CCP	$29,766	$37,151	$19,010	$36,816
Earnings per share:
Basic:
Net income attributable to CCP excluding dividends on unvested restricted shares	$0.35	$0.44	$0.23	$0.44
Diluted:
Net income attributable to CCP excluding dividends on unvested restricted shares	$0.35	$0.44	$0.23	$0.44
Dividends declared per share	$0.57	$0.57	$0.57	$0.57

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$78,573	$79,720	$82,317	$87,331
Net income attributable to CCP	$37,221	$37,983	$36,151	$31,811
Earnings per share:
Basic:
Net income attributable to CCP excluding dividends on unvested restricted shares	$0.45	$0.45	$0.43	$0.38
Diluted:
Net income attributable to CCP excluding dividends on unvested restricted shares	$0.44	$0.45	$0.43	$0.38
Dividends declared per share	N/A	N/A	$0.57	$0.57

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$75,249	$75,866	$73,278	$70,971
Net income attributable to CCP	$41,365	$45,607	$33,202	$37,421
Earnings per share:
Basic:
Net income attributable to CCP excluding dividends on unvested restricted shares	$0.50	$0.55	$0.40	$0.45
Diluted:
Net income attributable to CCP excluding dividends on unvested restricted shares	$0.49	$0.55	$0.40	$0.45
Dividends declared per share	N/A	N/A	N/A	N/A

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
NOTES TO COMBINED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Subsequent Events
In February 2017, we transitioned eleven SNFs whose lease term had expired to a new operator.
On February 28, 2017, we sold two SNFs for aggregate proceeds of $27.4 million.

CARE CAPITAL PROPERTIES, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2016
(In Thousands)

Allowance Accounts		Additions	Deductions

Year Ended December 31,	Balance at Beginning of Year	Charged to Earnings	Uncollectible Accounts Written-off	Disposed and Held for Sale Properties	Balance at End of Year

2016
Allowance for doubtful accounts	$(4,678)	$(492)	$1,296	$220	$(3,654)
Straight-line rent receivable allowance	(87,402)	(19,101)	—	9,453	(97,050)
	$(92,080)	$(19,593)	$1,296	$9,673	$(100,704)

2015
Allowance for doubtful accounts	$(3,147)	$(4,691)	$2,538	$622	$(4,678)
Straight-line rent receivable allowance	(58,001)	(25,828)	—	(3,573)	(87,402)
	$(61,148)	$(30,519)	$2,538	$(2,951)	$(92,080)

2014
Allowance for doubtful accounts	$(1,467)	$(3,004)	$1,167	$157	$(3,147)
Straight-line rent receivable allowance	(37,807)	(21,299)	—	1,105	(58,001)
	$(39,274)	$(24,303)	$1,167	$1,262	$(61,148)

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	For the Years Ended December 31,
	2016	2015	2014
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$3,305,096	$2,706,625	$2,692,498
Additions during period:
Acquisitions	33,880	553,981	13,194
Capital expenditures	41,037	38,592	16,426
Other	—	59,688	—
Deletions during period:
Sales and/or transfers to assets held for sale and impairments	(286,891)	(53,790)	(15,493)
Balance at end of period	$3,093,122	$3,305,096	$2,706,625

Accumulated depreciation:
Balance at beginning of period	$659,088	$567,353	$483,017
Additions during period:
Depreciation expense	102,921	128,138	95,058
Deletions during period:
Sales and/or transfers to assets held for sale	(102,762)	(30,692)	(10,722)
Other	—	(5,711)	—
Balance at end of period	$659,247	$659,088	$567,353

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
SKILLED NURSING FACILITIES
Signature HealthCARE of Whitesburg Gardens	Huntsville	Alabama	$—	$534	$4,216	$392	$534	$4,608	$5,142	$4,386	$756	1968	1991	25 years
Azalea Gardens of Mobile	Mobile	Alabama	—	5	2,981	319	8	3,297	3,305	2,731	574	1967	1992	29 years
Phoenix Nursing & Rehab	Phoenix	Arizona	—	—	—	7,581	1,040	6,541	7,581	471	7,110	2008	2015	35 years
Kachina Point Health Care and Rehabilitation Center	Sedona	Arizona	—	364	4,179	197	364	4,376	4,740	3,495	1,245	1983	1984	45 years
Villa Campana Health Care Center	Tucson	Arizona	—	533	2,201	395	533	2,596	3,129	1,855	1,274	1983	1993	35 years
Heartland	Benton	Arkansas	—	650	13,540	647	650	14,187	14,837	2,598	12,239	1992	2011	35 years
Southern Trace	Bryant	Arkansas	—	480	12,455	—	480	12,455	12,935	2,268	10,667	1989	2011	35 years
Lake Village	Lake Village	Arkansas	—	560	8,594	23	560	8,617	9,177	1,659	7,518	1998	2011	35 years
Belle View	Monticello	Arkansas	—	260	9,542	267	260	9,809	10,069	1,775	8,294	1995	2011	35 years
River Chase	Morrilton	Arkansas	—	240	9,476	—	240	9,476	9,716	1,724	7,992	1988	2011	35 years
Brookridge Cove	Morrilton	Arkansas	—	410	11,069	4	410	11,073	11,483	2,050	9,433	1996	2011	35 years
River Ridge	Wynne	Arkansas	—	290	10,763	1	290	10,764	11,054	1,941	9,113	1990	2011	35 years
Bay View Nursing and Rehabilitation Center	Alameda	California	—	1,462	5,981	282	1,462	6,263	7,725	5,360	2,365	1967	1993	45 years
Chowchilla Convalescent Center	Chowchilla	California	—	1,780	5,097	—	1,780	5,097	6,877	980	5,897	1965	2011	35 years
Driftwood Gilroy	Gilroy	California	—	3,330	13,665	—	3,330	13,665	16,995	2,541	14,454	1968	2011	35 years
LaMesa Nursing & Rehab	LaMesa	California	—	—	—	4,027	1,374	2,653	4,027	255	3,772	2012	2015	35 years
Orange Hills Convalescent Hospital	Orange	California	—	960	20,968	—	960	20,968	21,928	3,686	18,242	1987	2011	35 years
Tustin Subacute Care Facility	Santa Ana	California	—	—	—	6,801	1,912	4,889	6,801	342	6,459	2000	2015	35 years
Brighton Care Center	Brighton	Colorado	—	282	3,377	468	282	3,845	4,127	3,127	1,000	1969	1992	30 years
Malley Healthcare and Rehabilitation Center	Northglenn	Colorado	—	501	8,294	3,189	501	11,483	11,984	6,803	5,181	1971	1993	29 years
Parkway Pavilion Healthcare	Enfield	Connecticut	—	337	3,607	889	344	4,489	4,833	3,425	1,408	1968	1994	28 years
The Crossings West Campus	New London	Connecticut	—	202	2,363	899	202	3,262	3,464	2,126	1,338	1969	1994	28 years
The Crossings East Campus	New London	Connecticut	—	401	2,776	1,060	410	3,827	4,237	2,710	1,527	1968	1992	29 years
Beverly Health - Ft. Pierce	Fort Pierce	Florida	—	840	16,318	—	840	16,318	17,158	3,004	14,154	1960	2011	35 years
Signature HealthCARE at Tower Road	Marietta	Georgia	—	241	2,782	1,666	274	4,415	4,689	2,678	2,011	1968	1993	28.5 years
Signature HealthCARE of Savannah	Savannah	Georgia	—	213	2,772	1,388	231	4,142	4,373	2,615	1,758	1968	1993	28.5 years
Abercorn Rehabilitation Center	Savannah	Georgia	—	157	2,219	307	191	2,492	2,683	2,293	390	1972	1991	26 years
Boise Health and Rehabilitation Center	Boise	Idaho	—	256	3,593	281	256	3,874	4,130	1,933	2,197	1977	1998	45 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Meadowbrook	Anderson	Indiana	—	1,600	6,710	—	1,600	6,710	8,310	1,334	6,976	1967	2011	35 years
Chalet Village	Berne	Indiana	—	590	1,654	—	590	1,654	2,244	484	1,760	1986	2011	35 years
Signature HealthCARE of Bluffton	Bluffton	Indiana	—	7	787	914	37	1,671	1,708	950	758	1962	1995	22 years
Signature HealthCARE of Bremen	Bremen	Indiana	—	109	3,354	986	171	4,278	4,449	2,641	1,808	1982	1996	45 years
Vermillion Convalescent Center	Clinton	Indiana	—	700	11,057	—	700	11,057	11,757	2,056	9,701	1971	2011	35 years
Willow Crossing Health & Rehab Center	Columbus	Indiana	—	880	4,963	—	880	4,963	5,843	1,037	4,806	1988	2011	35 years
Greenhill Manor	Fowler	Indiana	—	380	7,659	—	380	7,659	8,039	1,391	6,648	1973	2011	35 years
Twin City Healthcare	Gas City	Indiana	—	350	3,012	—	350	3,012	3,362	661	2,701	1974	2011	35 years
Hanover Nursing Center	Hanover	Indiana	—	1,070	3,903	—	1,070	3,903	4,973	974	3,999	1975	2011	35 years
Bridgewater Center for Health & Rehab	Hartford City	Indiana	—	470	1,855	—	470	1,855	2,325	510	1,815	1988	2011	35 years
Oakbrook Village	Huntington	Indiana	—	600	1,950	—	600	1,950	2,550	463	2,087	1987	2011	35 years
Lakeview Manor	Indianapolis	Indiana	—	2,780	7,927	—	2,780	7,927	10,707	1,727	8,980	1968	2011	35 years
Wintersong Village	Knox	Indiana	—	420	2,019	—	420	2,019	2,439	446	1,993	1984	2011	35 years
Woodland Hills Care Center	Lawrenceburg	Indiana	—	340	3,757	—	340	3,757	4,097	873	3,224	1966	2011	35 years
Signature HealthCARE at Parkwood	Lebanon	Indiana	—	121	4,512	1,338	150	5,821	5,971	4,757	1,214	1977	1993	25 years
Whispering Pines	Monticello	Indiana	—	460	8,461	—	460	8,461	8,921	1,553	7,368	1988	2011	35 years
Signature HealthCARE of Muncie	Muncie	Indiana	—	108	4,202	1,263	170	5,403	5,573	4,498	1,075	1980	1993	25 years
Willow Bend Living Center	Muncie	Indiana	—	1,080	4,026	—	1,080	4,026	5,106	809	4,297	1976	2011	35 years
Liberty Village	Muncie	Indiana	—	1,520	7,542	—	1,520	7,542	9,062	1,437	7,625	2001	2011	35 years
Petersburg Health Care Center	Petersburg	Indiana	—	310	8,443	—	310	8,443	8,753	1,584	7,169	1970	2011	35 years
Persimmon Ridge Center	Portland	Indiana	—	400	9,597	—	400	9,597	9,997	1,799	8,198	1964	2011	35 years
Oakridge Convalescent Center	Richmond	Indiana	—	640	11,128	—	640	11,128	11,768	2,098	9,670	1975	2011	35 years
Signature HealthCARE of Terre Haute	Terre Haute	Indiana	—	418	5,779	1,266	473	6,990	7,463	3,504	3,959	1995	1995	45 years
Westridge Healthcare Center	Terre Haute	Indiana	—	690	5,384	—	690	5,384	6,074	1,044	5,030	1965	2011	35 years
Washington Nursing Center	Washington	Indiana	—	220	10,054	—	220	10,054	10,274	1,913	8,361	1968	2011	35 years
Pine Knoll Rehabilitation Center	Winchester	Indiana	—	730	6,039	—	730	6,039	6,769	1,119	5,650	1986	2011	35 years
Belleville Health Care Center	Belleville	Kansas	—	590	4,170	—	590	4,170	4,760	857	3,903	1977	2011	35 years
Smoky Hill Rehab Center	Salina	Kansas	—	360	3,705	181	376	3,870	4,246	896	3,350	1981	2011	35 years
Tanglewood	Topeka	Kansas	—	250	3,735	381	250	4,116	4,366	823	3,543	1973	2011	35 years
Signature HealthCARE at Jackson Manor Rehab & Wellness Center	Annville	Kentucky	—	131	4,442	—	131	4,442	4,573	1,290	3,283	1989	2006	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Signature HealthCARE at Colonial Rehab & Wellness Center	Bardstown	Kentucky	—	38	2,829	—	38	2,829	2,867	822	2,045	1968	2006	35 years
Signature HealthCARE of Bowling Green	Bowling Green	Kentucky	—	248	5,371	1,589	286	6,922	7,208	5,132	2,076	1970	1990	30 years
Riverside Care and Rehabilitation Center	Calhoun	Kentucky	—	103	2,119	535	103	2,654	2,757	2,043	714	1963	1990	30 years
Oakview Nursing and Rehabilitation Center	Calvert City	Kentucky	—	124	2,882	1,217	124	4,099	4,223	2,966	1,257	1967	1990	30 years
Signature HealthCARE of Carrollton Rehab & Wellness Center	Carrollton	Kentucky	—	29	2,325	—	29	2,325	2,354	675	1,679	1978	2006	35 years
Signature HealthCARE at Summit Manor Rehab & Wellness Center	Columbia	Kentucky	—	38	12,510	—	38	12,510	12,548	3,634	8,914	1965	2006	35 years
Danville Centre for Health and Rehabilitation	Danville	Kentucky	—	322	3,538	1,908	338	5,430	5,768	3,109	2,659	1962	1995	30 years
Signature HealthCARE of Elizabethtown	Elizabethtown	Kentucky	—	216	1,795	395	216	2,190	2,406	2,055	351	1969	1982	26 years
Signature HealthCARE of Glasgow Rehab & Wellness Center	Glasgow	Kentucky	—	21	2,997	—	21	2,997	3,018	871	2,147	1968	2006	35 years
Harrodsburg Health & Rehabilitation Center	Harrodsburg	Kentucky	—	137	1,830	1,603	208	3,362	3,570	2,053	1,517	1974	1985	35 years
Signature HealthCARE of Hartford Rehab & Wellness Center	Hartford	Kentucky	—	22	7,905	—	22	7,905	7,927	2,296	5,631	1967	2006	35 years
Signature HealthCARE of Hart County Rehab & Wellness Center	Horse Cave	Kentucky	—	68	6,059	—	68	6,059	6,127	1,760	4,367	1993	2006	35 years
Signature HealthCARE at Heritage Hall Rehab & Wellness Center	Lawrenceburg	Kentucky	—	38	3,920	—	38	3,920	3,958	1,139	2,819	1973	2006	35 years
Signature HealthCARE at Tanbark Rehab & Welllness Center	Lexington	Kentucky	—	868	6,061	—	868	6,061	6,929	1,760	5,169	1989	2006	35 years
Signature HealthCARE at Jefferson Manor Rehab & Wellness Center	Louisville	Kentucky	—	2,169	4,075	—	2,169	4,075	6,244	1,184	5,060	1982	2006	35 years
Signature HealthCARE at Jefferson Place Rehab & Wellness Center	Louisville	Kentucky	—	1,307	9,175	—	1,307	9,175	10,482	2,665	7,817	1991	2006	35 years
Signature HealthCARE at Rockford Rehab & Wellness Center	Louisville	Kentucky	—	364	9,568	—	364	9,568	9,932	2,779	7,153	1975	2006	35 years
Signature HealthCARE at Summerfield Rehab & Wellness Center	Louisville	Kentucky	—	1,089	10,756	—	1,089	10,756	11,845	3,124	8,721	1979	2006	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Signature HealthCARE at Hillcrest	Owensboro	Kentucky	—	544	2,619	1,267	565	3,865	4,430	3,081	1,349	1963	1982	22 years
Signature HealthCARE of McCreary County Rehab & Wellness Center	Pine Knot	Kentucky	—	73	2,443	—	73	2,443	2,516	709	1,807	1990	2006	35 years
Signature HealthCARE at North Hardin Rehab & Wellness Center	Radcliff	Kentucky	—	218	11,944	—	218	11,944	12,162	3,469	8,693	1986	2006	35 years
Signature HealthCARE of Monroe County Rehab & Wellness Center	Tompkinsville	Kentucky	—	32	8,756	—	32	8,756	8,788	2,544	6,244	1969	2006	35 years
Fountain Circle Care and Rehabilitation Center	Winchester	Kentucky	—	137	6,120	1,518	181	7,594	7,775	5,950	1,825	1967	1990	30 years
Pilgrim Manor	Bossier City	Louisiana	—	—	—	28,594	990	27,604	28,594	1,515	27,079	1973	2015	35 years
The Bradford	Shreveport	Louisiana	—	—	—	24,511	1,792	22,719	24,511	1,337	23,174	1980	2015	35 years
The Guest House	Shreveport	Louisiana	—	—	—	22,760	1,421	21,339	22,760	1,348	21,412	1964	2015	35 years
Alpine	Ruston	Louisiana	—	—	—	28,418	1,400	27,018	28,418	1,658	26,760	1969	2015	35 years
Colonial Oaks	Bossier City	Louisiana	—	—	—	22,177	654	21,523	22,177	1,184	20,993	2001	2015	35 years
Shreveport Manor	Shreveport	Louisiana	—	—	—	14,398	516	13,882	14,398	904	13,494	1969	2015	35 years
Booker T. Washington	Shreveport	Louisiana	—	—	—	10,022	1,133	8,889	10,022	626	9,396	2001	2015	35 years
Augusta Rehabilitation Center	Augusta	Maine	—	152	1,074	146	152	1,220	1,372	1,203	169	1968	1985	30 years
Eastside Rehabilitation and Living Center	Bangor	Maine	—	316	1,349	134	316	1,483	1,799	1,470	329	1967	1985	30 years
Westgate Manor	Bangor	Maine	—	287	2,718	151	287	2,869	3,156	2,836	320	1969	1985	31 years
Winship Green Nursing Center	Bath	Maine	—	110	1,455	128	110	1,583	1,693	1,446	247	1974	1985	35 years
Brewer Rehabilitation and Living Center	Brewer	Maine	—	228	2,737	304	228	3,041	3,269	2,688	581	1974	1985	33 years
Kennebunk Nursing and Rehabilitation Center	Kennebunk	Maine	—	99	1,898	161	99	2,059	2,158	1,767	391	1977	1985	35 years

Norway Rehabilitation & Living Center	Norway	Maine	—	133	1,658	118	133	1,776	1,909	1,503	406	1972	1985	39 years
Brentwood Rehabilitation and Nursing Center	Yarmouth	Maine	—	181	2,789	146	181	2,935	3,116	2,487	629	1945	1985	45 years
Cumberland Villa Nursing Center	Cumberland	Maryland	—	660	23,970	—	660	23,970	24,630	4,158	20,472	1968	2011	35 years
Colton Villa	Hagerstown	Maryland	—	1,550	16,973	—	1,550	16,973	18,523	3,120	15,403	1971	2011	35 years
Westminster Nursing & Convalescent Center	Westminster	Maryland	—	2,160	15,931	—	2,160	15,931	18,091	2,921	15,170	1973	2011	35 years
Quincy Rehabilitation and Nursing Center	Quincy	Massachusetts	—	216	2,911	204	216	3,115	3,331	2,986	345	1965	1984	24 years
Den-Mar Rehabilitation and Nursing Center	Rockport	Massachusetts	—	23	1,560	187	23	1,747	1,770	1,676	94	1963	1985	30 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Walden Rehabilitation and Nursing Center	Concord	Massachusetts	—	181	1,347	178	181	1,525	1,706	1,478	228	1969	1968	40 years
Colony House Nursing and Rehabilitation Center	Abington	Massachusetts	—	132	999	194	132	1,193	1,325	1,239	86	1965	1969	40 years
Wingate at Andover	Andover	Massachusetts	—	1,450	14,798	—	1,450	14,798	16,248	2,799	13,449	1992	2011	35 years
Blueberry Hill Skilled Nursing & Rehabilitation Center	Beverly	Massachusetts	—	129	4,290	1,311	129	5,601	5,730	3,971	1,759	1965	1968	40 years
Sachem Skilled Nursing & Rehabilitation Center	East Bridgewater	Massachusetts	—	529	1,238	232	529	1,470	1,999	1,769	230	1968	1982	27 years
Chestnut Hill Rehab & Nursing	East Longmeadow	Massachusetts	—	3,050	5,392	—	3,050	5,392	8,442	1,233	7,209	1985	2011	35 years
River Terrace Healthcare	Lancaster	Massachusetts	—	268	957	212	268	1,169	1,437	1,215	222	1969	1969	40 years
Wingate at Belvidere (Lowell)	Lowell	Massachusetts	—	820	11,220	—	820	11,220	12,040	2,095	9,945	1966	2011	35 years
The Reservoir Center for Health & Rehabilitation	Marlborough	Massachusetts	—	222	2,431	300	222	2,731	2,953	2,456	497	1973	1984	34.5 years
The Eliot Healthcare Center	Natick	Massachusetts	—	249	1,328	500	249	1,828	2,077	1,553	524	1996	1982	31 years
Country Rehabilitation and Nursing Center	Newburyport	Massachusetts	—	199	3,004	378	199	3,382	3,581	3,253	328	1968	1982	27 years
Wingate at Reading	Reading	Massachusetts	—	920	7,499	—	920	7,499	8,419	1,566	6,853	1988	2011	35 years
Ring East	Springfield	Massachusetts	—	1,250	13,561	—	1,250	13,561	14,811	2,637	12,174	1987	2011	35 years
Wingate at Sudbury	Sudbury	Massachusetts	—	1,540	8,100	—	1,540	8,100	9,640	1,785	7,855	1997	2011	35 years
Newton and Wellesley Alzheimer Center	Wellesley	Massachusetts	—	297	3,250	277	297	3,527	3,824	3,143	681	1971	1984	30 years
Riverdale Gardens Rehab & Nursing	West Springfield	Massachusetts	—	2,140	6,997	107	2,140	7,104	9,244	1,837	7,407	1960	2011	35 years
Wingate at Worcester	Worcester	Massachusetts	—	620	10,958	—	620	10,958	11,578	2,256	9,322	1970	2011	35 years
Autumn Woods Residential Health Care Facility	Warren	Michigan	—	1,495	26,015	—	745	26,765	27,510	4,420	23,090	2012	2012	35 years
GOLDEN LIVINGCENTER - HOPKINS	Hopkins	Minnesota	—	4,470	21,409	—	4,470	21,409	25,879	3,802	22,077	1961	2011	35 years
Andrew Care Home	Minneapolis	Minnesota	—	3,280	5,083	477	3,295	5,545	8,840	1,665	7,175	1941	2011	35 years
GOLDEN LIVINGCENTER - ROCHESTER EAST	Rochester	Minnesota	—	639	3,497	—	639	3,497	4,136	3,564	572	1967	1982	28 years
Ashland Healthcare	Ashland	Missouri	—	770	4,400	—	770	4,400	5,170	856	4,314	1993	2011	35 years
South Hampton Place	Columbia	Missouri	—	710	11,279	—	710	11,279	11,989	2,049	9,940	1994	2011	35 years
Dixon Nursing & Rehab	Dixon	Missouri	—	570	3,342	—	570	3,342	3,912	690	3,222	1989	2011	35 years
Current River Nursing	Doniphan	Missouri	—	450	7,703	—	450	7,703	8,153	1,529	6,624	1991	2011	35 years
Forsyth Care Center	Forsyth	Missouri	—	710	6,731	—	710	6,731	7,441	1,388	6,053	1993	2011	35 years
Garden Valley Nursing and Rehabilitation - Kansas City MO	Kansas City	Missouri	—	—	—	8,600	1,040	7,560	8,600	1,058	7,542	1983	2015	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Maple Wood Community and Rehab Center - Kansas City MO	Kansas City	Missouri	—	—	—	4,310	720	3,590	4,310	836	3,474	1983	2015	35 years
Maryville Health Care Center	Maryville	Missouri	—	630	5,825	—	630	5,825	6,455	1,214	5,241	1972	2011	35 years
Glenwood Healthcare	Seymour	Missouri	—	670	3,737	—	670	3,737	4,407	752	3,655	1990	2011	35 years
Silex Community Care	Silex	Missouri	—	730	2,689	—	730	2,689	3,419	593	2,826	1991	2011	35 years
Sunset Hills Health and Rehabilitation Center	St. Louis	Missouri	—	1,560	10,582	1,219	1,638	11,723	13,361	2,263	11,098	1954	2011	35 years
Bellefontaine Gardens	St. Louis	Missouri	—	1,610	4,314	—	1,610	4,314	5,924	968	4,956	1988	2011	35 years
Strafford Care Center	Strafford	Missouri	—	1,670	8,251	—	1,670	8,251	9,921	1,520	8,401	1995	2011	35 years
Windsor Healthcare	Windsor	Missouri	—	510	3,345	—	510	3,345	3,855	691	3,164	1996	2011	35 years
Las Vegas Healthcare and Rehabilitation Center	Las Vegas	Nevada	—	454	1,018	187	454	1,205	1,659	879	780	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	Nevada	—	256	1,324	270	256	1,594	1,850	1,387	463	1971	1992	29 years
Hearthstone of Northern Nevada	Sparks	Nevada	—	1,400	9,365	—	1,400	9,365	10,765	1,866	8,899	1988	2011	35 years
Dover Rehabilitation and Living Center	Dover	New Hampshire	—	355	3,797	2,132	355	5,929	6,284	4,005	2,279	1969	1990	25 years
Wingate at St. Francis	Beacon	New York	—	1,900	18,115	—	1,900	18,115	20,015	3,376	16,639	2002	2011	35 years
Garden Gate	Cheektowaga	New York	—	760	15,643	30	760	15,673	16,433	2,990	13,443	1979	2011	35 years
Brookhaven	East Patchogue	New York	—	1,100	25,840	30	1,100	25,870	26,970	4,514	22,456	1988	2011	35 years
Wingate at Dutchess	Fishkill	New York	—	1,300	19,685	—	1,300	19,685	20,985	3,634	17,351	1996	2011	35 years
Autumn View	Hamburg	New York	—	1,190	24,687	34	1,190	24,721	25,911	4,504	21,407	1983	2011	35 years
Wingate at Ulster	Highland	New York	—	1,500	18,223	—	1,500	18,223	19,723	3,243	16,480	1998	2011	35 years
North Gate	North Tonawanda	New York	—	1,010	14,801	40	1,010	14,841	15,851	2,892	12,959	1982	2011	35 years
Seneca	West Seneca	New York	—	1,400	13,491	5	1,400	13,496	14,896	2,559	12,337	1974	2011	35 years
Harris Hill	Williamsville	New York	—	1,240	33,574	33	1,240	33,607	34,847	5,837	29,010	1992	2011	35 years
Signature HealthCARE of Chapel Hill	Chapel Hill	North Carolina	—	347	3,029	1,455	472	4,359	4,831	2,835	1,996	1984	1993	28 years
Pettigrew Rehabilitation and Healthcare Center	Durham	North Carolina	—	101	2,889	251	129	3,112	3,241	2,621	620	1969	1993	28 years
Gastonia Care and Rehabilitation	Gastonia	North Carolina	—	158	2,359	1,626	195	3,948	4,143	2,386	1,757	1968	1992	29 years
Lakewood Manor	Hendersonville	North Carolina	—	1,610	7,759	—	1,610	7,759	9,369	1,595	7,774	1979	2011	35 years
Signature HealthCARE of Kinston	Kinston	North Carolina	—	186	3,038	1,409	212	4,421	4,633	2,770	1,863	1961	1993	29 years
Lincolnton Rehabilitation Center	Lincolnton	North Carolina	—	39	3,309	197	39	3,506	3,545	3,010	535	1976	1986	35 years
Rehabilitation and Nursing Center of Monroe	Monroe	North Carolina	—	185	2,654	380	190	3,029	3,219	2,496	723	1963	1993	28 years
Sunnybrook Healthcare and Rehabilitation Specialists	Raleigh	North Carolina	—	187	3,409	372	191	3,777	3,968	3,613	355	1971	1991	25 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Raleigh Rehabilitation & Healthcare Center	Raleigh	North Carolina	—	316	5,470	601	336	6,051	6,387	5,797	590	1969	1991	25 years
Signature HealthCARE of Roanoke Rapids	Roanoke Rapids	North Carolina	—	339	4,132	1,788	488	5,771	6,259	4,467	1,792	1967	1991	25 years
Guardian Care of Rocky Mount	Rocky Mount	North Carolina	—	240	1,732	316	240	2,048	2,288	1,788	500	1975	1997	25 years
Cypress Pointe Rehabilitation and Health Care Centre	Wilmington	North Carolina	—	233	3,710	280	243	3,980	4,223	3,326	897	1966	1993	28.5 years
Silas Creek Manor	Winston-Salem	North Carolina	—	211	1,893	415	211	2,308	2,519	1,800	719	1966	1993	28.5 years
Guardian Care of Zebulon	Zebulon	North Carolina	—	179	1,933	181	201	2,092	2,293	1,689	604	1973	1993	29 years
Signature HealthCARE of Chilicothe	Chillicothe	Ohio	—	128	3,481	1,683	256	5,036	5,292	3,647	1,645	1976	1985	34 years
Burlington House	Cincinnati	Ohio	—	918	5,087	4,309	974	9,340	10,314	2,321	7,993	1989	2004	35 years
Signature HealthCARE of Coshocton	Coshocton	Ohio	—	203	1,979	1,787	257	3,712	3,969	2,149	1,820	1974	1993	25 years
Signature HealthCARE of Galion	Galion	Ohio	—	540	6,324	(1,223)	573	5,068	5,641	1,046	4,595	1967	2011	35 years
Signature HealthCARE of Fayette County	Washington Court House	Ohio	—	490	13,460	(585)	749	12,616	13,365	2,280	11,085	1984	2011	35 years
Signature HealthCARE of Warren	Warren	Ohio	—	1,100	8,196	(1,519)	1,119	6,658	7,777	4,954	2,823	1967	2011	35 years
Avamere Rehab of Coos Bay	Coos Bay	Oregon	—	1,920	3,394	—	1,920	3,394	5,314	715	4,599	1968	2011	35 years
Avamere Riverpark of Eugene	Eugene	Oregon	—	1,960	17,622	1,776	1,960	19,398	21,358	3,132	18,226	1988	2011	35 years
Avamere Rehab of Eugene	Eugene	Oregon	—	1,080	7,257	1,455	1,080	8,712	9,792	1,400	8,392	1966	2011	35 years
Avamere Rehab of Clackamas	Gladstone	Oregon	—	820	3,844	—	820	3,844	4,664	783	3,881	1961	2011	35 years
Avamere Rehab of Hillsboro	Hillsboro	Oregon	—	1,390	8,628	—	1,390	8,628	10,018	1,635	8,383	1973	2011	35 years
Avamere Rehab of Junction City	Junction City	Oregon	—	590	5,583	382	590	5,965	6,555	1,042	5,513	1966	2011	35 years
Avamere Rehab of King City	King City	Oregon	—	1,290	10,646	—	1,290	10,646	11,936	1,941	9,995	1975	2011	35 years
Avamere Rehab of Lebanon	Lebanon	Oregon	—	980	12,954	—	980	12,954	13,934	2,290	11,644	1974	2011	35 years
Medford Rehabilitation and Healthcare Center	Medford	Oregon	—	362	4,610	2,074	362	6,684	7,046	4,076	2,970	1961	1991	34 years
Avamere Rehab at Newport	Newport	Oregon	—	380	3,420	813	380	4,233	4,613	903	3,710	1997	2011	35 years
Mountain View	Oregon City	Oregon	—	1,056	6,831	—	1,056	6,831	7,887	1,009	6,878	1977	2012	35 years
Avamere Crestview of Portland	Portland	Oregon	—	1,610	13,942	2,626	1,610	16,568	18,178	2,509	15,669	1964	2011	35 years
Sunnyside Care Center	Salem	Oregon	—	1,512	2,249	442	1,512	2,691	4,203	1,852	2,351	1981	1991	30 years
Avamere Twin Oaks of Sweet Home	Sweet Home	Oregon	—	290	4,536	—	290	4,536	4,826	838	3,988	1972	2011	35 years
Signature HealthCARE of Bloomsburg Rehab & Wellness Center	Bloomsburg	Pennsylvania	—	621	1,371	—	621	1,371	1,992	398	1,594	1997	2006	35 years
Mountain View Nursing Home	Greensburg	Pennsylvania	—	580	12,817	1,900	580	14,717	15,297	2,603	12,694	1971	2011	35 years
Epic- Bayview	Beaufort	South Carolina	—	890	14,311	5	890	14,316	15,206	2,743	12,463	1970	2011	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Dundee Nursing Home	Bennettsville	South Carolina	—	320	8,693	—	320	8,693	9,013	1,663	7,350	1958	2011	35 years
Epic-Conway	Conway	South Carolina	—	1,090	16,880	—	1,090	16,880	17,970	3,162	14,808	1975	2011	35 years
Mt. Pleasant Nursing Center	Mount Pleasant	South Carolina	—	1,810	9,079	—	1,810	9,079	10,889	1,787	9,102	1977	2011	35 years
Firesteel	Mitchell	South Dakota	—	690	15,360	6,578	690	21,938	22,628	2,830	19,798	1966	2011	35 years
Fountain Springs Healthcare Center	Rapid City	South Dakota	—	940	28,647	2,037	940	30,684	31,624	4,811	26,813	1989	2011	35 years
Palisade Healthcare Community	Garretson	South Dakota	—	150	3,750	—	150	3,750	3,900	—	3,900	1971	2016	35 years
Riverview Healthcare Community & Independent Living	Flandreau	South Dakota	—	190	5,035	—	190	5,035	5,225	—	5,225	1965	2016	35 years
Wheatcrest Hills Healthcare Community	Britton	South Dakota	—	600	2,025	—	600	2,025	2,625	—	2,625	1969	2016	35 years
Signature HealthCARE of Putnam County	Algood	Tennessee	—	524	4,370	1,163	537	5,520	6,057	3,911	2,146	1981	1987	38 years
Tri-State Comp Care Center	Harrogate	Tennessee	—	1,520	11,515	—	1,520	11,515	13,035	2,114	10,921	1990	2011	35 years
Signature HealthCARE of Madison	Madison	Tennessee	—	168	1,445	1,242	176	2,679	2,855	1,479	1,376	1968	1992	29 years
Signature HealthCARE of Primacy	Memphis	Tennessee	—	1,222	8,344	1,620	1,253	9,933	11,186	6,680	4,506	1980	1990	37 years
Brodie Ranch Rehab & Healthcare Center	Austin	Texas	—	—	—	11,122	570	10,552	11,122	676	10,446	2010	2015	35 years
Riverside Rehabilitation & Healthcare Center	Austin	Texas	—	—	—	7,331	764	6,567	7,331	424	6,907	2010	2015	35 years
West Oaks Rehabilitation and Healthcare Center - Austin	Austin	Texas	—	—	—	13,821	891	12,930	13,821	830	12,991	2006	2015	35 years
Bandera Rehabilitation and Healthcare Center	Bandera	Texas	—	—	—	6,118	742	5,376	6,118	348	5,770	2009	2015	35 years
Green Acres - Baytown	Baytown	Texas	—	490	9,104	—	490	9,104	9,594	1,660	7,934	1970	2011	35 years
Allenbrook Healthcare	Baytown	Texas	—	470	11,304	—	470	11,304	11,774	2,084	9,690	1975	2011	35 years
Rehabilitation and Healthcare Center at Baytown	Baytown	Texas	—	—	—	23,773	787	22,986	23,773	1,468	22,305	2000	2015	35 years
Cedar Bayou Rehabilitation and Healthcare Center	Baytown	Texas	—	—	—	29,993	1,035	28,958	29,993	1,849	28,144	2008	2015	35 years
Summer Place Nursing and Rehab	Beaumont	Texas	—	1,160	15,934	—	1,160	15,934	17,094	2,909	14,185	2009	2011	35 years
Green Acres - Center	Center	Texas	—	200	5,446	—	200	5,446	5,646	1,099	4,547	1972	2011	35 years
Regency Nursing Home	Clarksville	Texas	—	380	8,711	—	380	8,711	9,091	1,688	7,403	1989	2011	35 years
Park Manor - Conroe	Conroe	Texas	—	1,310	22,318	—	1,310	22,318	23,628	3,840	19,788	2001	2011	35 years
Westwood	Corpus Christi	Texas	—	440	8,624	—	440	8,624	9,064	1,607	7,457	1973	2011	35 years
Trisun River Ridge	Corpus Christi	Texas	—	890	7,695	—	890	7,695	8,585	1,523	7,062	1994	2011	35 years
Heritage Oaks West	Corsicana	Texas	—	510	15,806	—	510	15,806	16,316	2,867	13,449	1995	2011	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Park Manor	DeSoto	Texas	—	1,080	14,484	—	1,080	14,484	15,564	2,690	12,874	1987	2011	35 years
Hill Country Care	Dripping Springs	Texas	—	740	3,973	16	756	3,973	4,729	804	3,925	1986	2011	35 years
Trisun Care Center - Northeast El Paso	El Paso	Texas	—	1,580	8,396	—	1,580	8,396	9,976	2,252	7,724	2010	2011	35 years
Pecan Tree Rehab & Healthcare	Gainesville	Texas	—	430	11,499	—	430	11,499	11,929	2,134	9,795	1990	2011	35 years
Pleasant Valley Health & Rehab	Garland	Texas	—	1,040	9,383	—	1,040	9,383	10,423	1,851	8,572	2008	2011	35 years
Upshur Manor	Gilmer	Texas	—	770	8,126	—	770	8,126	8,896	1,573	7,323	1990	2011	35 years
Beechnut Manor	Houston	Texas	—	1,080	12,030	—	1,080	12,030	13,110	2,279	10,831	1982	2011	35 years
Park Manor - Cypress Station	Houston	Texas	—	1,450	19,542	—	1,450	19,542	20,992	3,420	17,572	2003	2011	35 years
Park Manor of Westchase	Houston	Texas	—	2,760	16,715	—	2,760	16,715	19,475	2,981	16,494	2005	2011	35 years
Park Manor - Cyfair	Houston	Texas	—	1,720	14,717	—	1,720	14,717	16,437	2,637	13,800	1999	2011	35 years
West Oaks Rehabilitation and Health Care Center - Houston	Houston	Texas	—	—	—	26,732	1,225	25,507	26,732	1,632	25,100	1994	2015	35 years
Westwood Rehabilitation and Health Care Center	Houston	Texas	—	—	—	22,387	1,335	21,052	22,387	1,350	21,037	2006	2015	35 years
Green Acres - Humble	Humble	Texas	—	2,060	6,738	—	2,060	6,738	8,798	1,381	7,417	1972	2011	35 years
Park Manor - Humble	Humble	Texas	—	1,650	17,257	—	1,650	17,257	18,907	3,061	15,846	2003	2011	35 years
Green Acres - Huntsville	Huntsville	Texas	—	290	2,568	—	290	2,568	2,858	630	2,228	1968	2011	35 years
Senior Care of Jacksonville	Jacksonville	Texas	—	760	9,639	—	760	9,639	10,399	1,835	8,564	2006	2011	35 years
Avalon Kirbyville	Kirbyville	Texas	—	260	7,713	—	260	7,713	7,973	1,512	6,461	1987	2011	35 years
Millbrook Healthcare	Lancaster	Texas	—	750	7,480	—	750	7,480	8,230	1,558	6,672	2008	2011	35 years
Nexion Health at Linden	Linden	Texas	—	680	3,495	—	680	3,495	4,175	854	3,321	1968	2011	35 years
SWLTC Marshall Conroe	Marshall	Texas	—	810	10,093	—	810	10,093	10,903	1,968	8,935	2008	2011	35 years
McKinney Healthcare & Rehab	McKinney	Texas	—	1,450	10,345	—	1,450	10,345	11,795	2,008	9,787	2006	2011	35 years
Park Manor of McKinney	McKinney	Texas	—	1,540	11,049	(2,345)	1,540	8,704	10,244	1,776	8,468	1993	2011	35 years
Senior Care of Midland	Midland	Texas	—	530	13,311	—	530	13,311	13,841	2,393	11,448	2008	2011	35 years
Park Manor of Quail Valley	Missouri City	Texas	—	1,920	16,841	—	1,920	16,841	18,761	2,996	15,765	2005	2011	35 years
Nexion Health at Mt. Pleasant	Mount Pleasant	Texas	—	520	5,050	—	520	5,050	5,570	1,124	4,446	1970	2011	35 years
The Meadows Nursing and Rehab	Orange	Texas	—	380	10,777	—	380	10,777	11,157	2,045	9,112	2006	2011	35 years
Paramount Rehabilitation and Health Care Center - Pasadena	Pasadena	Texas	—	—	—	28,124	1,539	26,585	28,124	1,703	26,421	2004	2015	35 years
Cypress Glen Nursing and Rehab	Port Arthur	Texas	—	1,340	14,142	—	1,340	14,142	15,482	2,701	12,781	2000	2011	35 years
Lake Arthur Place	Port Arthur	Texas	—	490	10,663	—	490	10,663	11,153	2,000	9,153	1986	2011	35 years
Coastal Palms	Portland	Texas	—	390	8,548	—	390	8,548	8,938	1,606	7,332	1998	2011	35 years
Senior Care of San Angelo	San Angelo	Texas	—	870	12,282	—	870	12,282	13,152	2,274	10,878	2006	2011	35 years
Lakeside SNF	San Antonio	Texas	—	—	—	8,677	1,865	6,812	8,677	938	7,739	2012	2015	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Mystic Park Rehabilitation Center	San Antonio	Texas	—	—	—	15,140	566	14,574	15,140	931	14,209	2004	2015	35 years
Paramount Rehabilitation and Health Care Center - San Antonio	San Antonio	Texas	—	—	—	25,759	808	24,951	25,759	1,593	24,166	2000	2015	35 years
San Pedro Manor	San Antonio	Texas	—	740	11,498	(2,768)	740	8,730	9,470	1,742	7,728	1986	2011	35 years
Nexion Health at Sherman	Sherman	Texas	—	250	6,636	—	250	6,636	6,886	1,345	5,541	1971	2011	35 years
Avalon Trinity	Trinity	Texas	—	330	9,413	—	330	9,413	9,743	1,787	7,956	1985	2011	35 years
Renfro Nursing Home	Waxahachie	Texas	—	510	7,602	—	510	7,602	8,112	1,584	6,528	1976	2011	35 years
Pointe Rehabilitation and Healthcare Center	Webster	Texas	—	—	—	21,370	1,194	20,176	21,370	1,293	20,077	2000	2015	35 years
Avalon Wharton	Wharton	Texas	—	270	5,107	—	270	5,107	5,377	1,116	4,261	1988	2011	35 years
Sleepy Hollow Manor	Annandale	Virginia	—	7,210	13,562	—	7,210	13,562	20,772	2,774	17,998	1963	2011	35 years
The Cedars Nursing Home	Charlottesville	Virginia	—	2,810	10,763	—	2,810	10,763	13,573	2,105	11,468	1964	2011	35 years
Emporia Manor	Emporia	Virginia	—	620	7,492	15	635	7,492	8,127	1,511	6,616	1971	2011	35 years
Signature HealthCARE of Norfolk	Norfolk	Virginia	—	427	4,441	2,540	443	6,965	7,408	4,565	2,843	1969	1993	28 years
Walnut Hill Convalescent Center	Petersburg	Virginia	—	930	11,597	—	930	11,597	12,527	2,136	10,391	1972	2011	35 years
Battlefield Park Convalescent Center	Petersburg	Virginia	—	1,010	12,489	—	1,010	12,489	13,499	2,276	11,223	1976	2011	35 years
Bellingham Health Care and Rehabilitation Services	Bellingham	Washington	—	441	3,824	365	441	4,189	4,630	3,329	1,301	1972	1993	28.5 years
St. Francis of Bellingham	Bellingham	Washington	—	1,740	23,581	1,990	1,740	25,571	27,311	4,052	23,259	1984	2011	35 years
North Cascades Health & Rehabilitation Center	Bellingham	Washington	—	1,220	7,554	—	1,220	7,554	8,774	1,586	7,188	1999	2011	35 years
Queen Anne Healthcare	Seattle	Washington	—	570	2,750	228	570	2,978	3,548	2,522	1,026	1970	1993	29 years

Richmond Beach Rehab	Seattle	Washington	—	2,930	16,199	231	2,930	16,430	19,360	3,041	16,319	1993	2011	35 years
Avamere Olympic Rehab of Sequim	Sequim	Washington	—	590	16,896	—	590	16,896	17,486	3,010	14,476	1974	2011	35 years
Shelton Health & Rehab Center	Shelton	Washington	—	510	8,570	—	510	8,570	9,080	1,573	7,507	1998	2011	35 years
Avamere Heritage Rehab of Tacoma	Tacoma	Washington	—	1,760	4,616	—	1,760	4,616	6,376	979	5,397	1968	2011	35 years
Avamere at Pacific Ridge	Tacoma	Washington	—	1,320	1,544	2,277	1,320	3,821	5,141	1,070	4,071	1972	2011	35 years
Cascade Park Care Center	Vancouver	Washington	—	1,860	14,854	529	1,960	15,283	17,243	2,707	14,536	1991	2011	35 years
Avamere Transitional Care of Tacoma (1)	Tacoma	Washington	—	—	11,647	670	22	12,295	12,317	737	11,580	CIP	CIP	35 years
Worthington Nursing and Rehab Center - Parkersburg WV	Parkersburg	West Virginia	—	—	—	8,330	870	7,460	8,330	822	7,508	1999	2015	35 years
Atrium Post Acute Care of Appleton	Appleton	Wisconsin	—	353	3,571	280	353	3,851	4,204	3,258	946	1967	1993	29 years
Atrium Post Acute Care of Chilton	Chilton	Wisconsin	—	440	6,114	—	440	6,114	6,554	3,368	3,186	1963	2011	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Florence Villa	Florence	Wisconsin	—	340	5,631	—	340	5,631	5,971	1,111	4,860	1970	2011	35 years
Village Gardens	Green Bay	Wisconsin	—	1,310	4,882	—	1,310	4,882	6,192	1,094	5,098	1965	2011	35 years
Atrium Post Acute Care of Neenah	Neenah	Wisconsin	—	337	5,125	636	337	5,761	6,098	4,633	1,465	1966	1993	28 years
Atrium Post Acute Care of Weston	Schofield	Wisconsin	—	301	3,596	399	301	3,995	4,296	3,897	399	1966	1982	29 years
Greendale Health & Rehab	Sheboygan	Wisconsin	—	880	1,941	—	880	1,941	2,821	495	2,326	1967	2011	35 years
South Shore Manor	St. Francis	Wisconsin	—	630	2,300	—	630	2,300	2,930	476	2,454	1960	2011	35 years
Wisconsin Dells Health & Rehab	Wisconsin Dells	Wisconsin	—	730	18,994	—	730	18,994	19,724	3,256	16,468	1972	2011	35 years
Granite Rehabilitation & Wellness	Cheyenne	Wyoming	—	342	3,468	288	342	3,756	4,098	2,912	1,186	1964	1992	29 years
Rawlins Rehabilitation & Wellness	Rawlins	Wyoming	—	151	1,738	163	151	1,901	2,052	1,478	574	1955	1993	29 years
Wind River Rehabilitation & Wellness	Riverton	Wyoming	—	179	1,559	175	179	1,734	1,913	1,303	610	1967	1992	29 years
Sage View Care Center	Rock Springs	Wyoming	—	287	2,392	1,139	287	3,531	3,818	2,355	1,463	1964	1998	29 years
Shepherd of the Valley Healthcare Community	Casper	Wyoming	—	675	14,725	—	675	14,725	15,400	—	15,400	1961	2016	35 years
TOTAL FOR SKILLED NURSING FACILITIES			—	200,725	1,999,878	514,400	229,995	2,485,005	2,715,000	602,390	2,112,610
SPECIALTY HOSPITALS AND HEALTHCARE ASSETS
ResCare Tangram - Texas Hill Country School	Maxwell	Texas	—	54	934	8	62	934	996	854	142	1993	1998	20 years
ResCare Tangram - Hacienda	Kingsbury	Texas	—	31	841	86	78	880	958	792	166	1990	1998	20 years
ResCare Tangram - Chaparral	Maxwell	Texas	—	82	552	38	82	590	672	551	121	1994	1998	20 years
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell	Texas	—	20	910	56	20	966	986	853	133	1992	1998	20 years
ResCare Tangram - 618 W. Hutchison	San Marcos	Texas	—	226	1,175	(480)	126	795	921	725	196	1869	1998	20 years
ResCare Tangram - Ranch	Seguin	Texas	—	147	806	113	147	919	1,066	778	288	1989	1998	20 years
ResCare Tangram - Mesquite	Seguin	Texas	—	15	1,078	251	15	1,329	1,344	1,032	312	1985	1998	20 years
ResCare Tangram - Loma Linda	Seguin	Texas	—	40	220	—	40	220	260	201	59	1970	1998	20 years
HealthBridge Children's Hospital - ORANGE	Orange	California	—	1,330	9,317	—	1,330	9,317	10,647	1,567	9,080	2000	2011	35 years
Gateway Rehabilitation Hospital at Florence	Florence	Kentucky	—	3,600	4,924	—	3,600	4,924	8,524	1,430	7,094	2001	2006	35 years
Baylor Orthopedic & Spine - Arlington TX	Arlington	Texas	—	—	—	37,458	349	37,109	37,458	1,754	35,704	2009	2015	35 years

CARE CAPITAL PROPERTIES, INC. AND PREDECESSORS
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(In Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Net Book Value	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Touchstone Neurorecovery Center	Conroe	Texas	—	2,710	28,428	8,500	2,710	36,928	39,638	5,194	34,444	1992	2011	35 years
Highlands Regional Rehabilitation Hospital	El Paso	Texas	—	1,900	23,616	—	1,900	23,616	25,516	6,860	18,656	1999	2006	35 years
Healthbridge Children's Hospital - HOUSTON	Houston	Texas	—	1,800	15,770	—	1,800	15,770	17,570	2,623	14,947	1999	2011	35 years
Nexus Specialty Hospital - The Woodlands	Spring	Texas	—	960	6,498	—	960	6,498	7,458	1,107	6,351	1995	2011	35 years
TOTAL FOR SPECIALTY HOSPITALS AND HEALTHCARE ASSETS			—	12,915	95,069	46,030	13,219	140,795	154,014	26,321	127,693
SENIORS HOUSING COMMUNITIES AND CAMPUSES
Crownpointe of Carmel	Carmel	Indiana	—	1,110	1,933	—	1,110	1,933	3,043	496	2,547	1998	2011	35 years
Azalea Hills	Floyds Knobs	Indiana	—	2,370	8,708	—	2,370	8,708	11,078	1,608	9,470	2008	2011	35 years
Crown Pointe Senior Living Community	Greensburg	Indiana	—	420	1,764	—	420	1,764	2,184	403	1,781	1999	2011	35 years
Summit West	Indianapolis	Indiana	—	1,240	7,922	—	1,240	7,922	9,162	1,542	7,620	1998	2011	35 years
Lakeview Commons Assisted Living	Monticello	Indiana	—	250	5,263	—	250	5,263	5,513	917	4,596	1999	2011	35 years
Arbor Court at Alvamar	Lawrence	Kansas	—	1,700	9,156	129	1,700	9,285	10,985	1,768	9,217	1995	2011	35 years
Arbor Court at Salina	Salina	Kansas	—	1,300	1,738	101	1,302	1,837	3,139	554	2,585	1989	2011	35 years
Arbor Court at Topeka	Topeka	Kansas	—	390	6,217	104	394	6,317	6,711	1,176	5,535	1986	2011	35 years
Spring Lake	Shreveport	Louisiana	—	—	—	34,037	1,283	32,754	34,037	2,040	31,997	1984	2015	35 years
Avamere Court at Keizer	Keizer	Oregon	—	1,260	30,183	—	1,260	30,183	31,443	5,424	26,019	1970	2011	35 years
The Pearl at Kruse Way	Lake Oswego	Oregon	—	2,000	12,880	286	2,000	13,166	15,166	2,338	12,828	2005	2011	35 years
Avamere at Three Fountains	Medford	Oregon	—	2,340	33,187	2,835	2,340	36,022	38,362	5,901	32,461	1974	2011	35 years
Aspen Grove Assisted Living	Sturgis	South Dakota	—	350	5,930	—	350	5,930	6,280	—	6,280	2013	2016	35 years
Heritage Oaks Retirement Village	Corsicana	Texas	—	790	30,636	—	790	30,636	31,426	5,336	26,090	1996	2011	35 years
Lakeside ALF	San Antonio	Texas	—	—	—	15,129	1,764	13,365	15,129	1,033	14,096	2013	2015	35 years
Maurice Griffith Manor Living Center	Casper	Wyoming	—	275	175	—	275	175	450	—	450	1984	2016	35 years
TOTAL FOR SENIORS HOUSING COMMUNITIES AND CAMPUSES			—	15,795	155,692	52,621	18,848	205,260	224,108	30,536	193,572
TOTAL FOR ALL PROPERTIES			$—	$229,435	$2,250,639	$613,051	$262,062	$2,831,060	$3,093,122	$659,247	$2,433,875

(1) Represents a property under construction but not yet placed in service.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2016.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the information under the headings “Corporate Governance—Proposal No. 1: Election of Directors,” “Executive Compensation—Executive Officers,” “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—The Board’s Role and Responsibilities—Governance Policies” and “Corporate Governance—Committees—Audit and Compliance Committee” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2017.
ITEM 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the information under the headings “Executive Compensation,” “Corporate Governance—Director Compensation,” “Corporate Governance—The Board’s Roles and Responsibilities—Compensation Risk Assessment,” “Corporate Governance—Board Structure and Processes—Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance—Committees—Compensation Committee” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2017.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the information under the headings “Equity Compensation Plan Information” and “Stock Ownership” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2017.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the information under the headings “Corporate Governance—The Board’s Role and Responsibilities—Transactions with Related Persons,” “Corporate Governance—Proposal No. 1: Election of Directors—Director Independence,” “Corporate Governance—Committees—Audit and Compliance Committee,” “Corporate Governance—Committees—Compensation Committee” and “Corporate Governance—Committees—Nominating and Governance Committee” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2017.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the information under the heading “Audit Committee Matters—Audit and Non-Audit Fees” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2017.

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

Exhibits

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015.
3.1	Amended and Restated Certificate of Incorporation of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 21, 2015.
3.2	Amended and Restated Bylaws of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 21, 2015.
4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
4.2	Note Purchase Agreement, dated as of May 17, 2016, among Care Capital LP, the Company, Care Capital GP and the purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2015.
4.3	Indenture dated as of July 14, 2016 by and among Care Capital LP, as issuer, the Company and Care Capital GP, as guarantors, and Regions Bank, as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 15, 2016.
4.4	Registration Rights Agreement dated as of July 14, 2016 among Care Capital LP, the Company, Care Capital GP and the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 15, 2016.
10.1	Second Amended and Restated Agreement of Limited Partnership of Care Capital Properties, LP.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.2	Transition Services Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 21, 2015.
10.3	Tax Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015.
10.4	Employee Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015.
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
Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on August 21, 2015.
10.6
Term Loan and Guaranty Agreement, dated as of January 29, 2016, by and among Care Capital Properties, LP, as Borrower, Care Capital Properties, Inc., as Guarantor, the Lenders identified therein, Capital One, National Association, as Administrative Agent, and MUFG Union Bank, N.A. and PNC Bank, as Co-Syndication Agents.
.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2016.

Exhibit Number	Description of Document	Location of Document
10.7
Loan Agreement dated as of July 25, 2016 by and among Capital One, National Association, as administrative agent, co-lead arranger and book runner, Regions Capital Markets, as co-lead arranger, the lenders identified therein, and wholly owned subsidiaries of Care Capital LP listed on Exhibit B thereto, as borrowers.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.
10.8	Guaranty of Payment and Performance dated July 25, 2016 by the Company and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.
10.9	Purchase Agreement, dated July 7, 2016, among the Company, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.
10.10.1*	Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on August 21, 2015.
10.10.2*	Form of Stock Option Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Filed herewith.
10.10.3*	Form of Restricted Stock Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Filed herewith.
10.10.4*	Form of Performance Restricted Stock Unit Agreement (Executive) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.4 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.10.5*	Form of Restricted Stock Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.5 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.10.6*	Form of Restricted Stock Unit Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.6 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.11.1*	Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.1 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
10.11.2*	Deferral Election Form under the Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
10.12*	Employment Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on August 21, 2015.
10.13*	Form of Employee Protection and Noncompetition Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and each of Timothy A. Doman, Lori B. Wittman and Kristen M. Benson.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on August 21, 2015.
10.14*	Care Capital Properties, Inc. Employee and Director Stock Purchase Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
21	Subsidiaries of Care Capital Properties, Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2017

CARE CAPITAL PROPERTIES, INC.

By:	/s/ Raymond J. Lewis
Raymond J. Lewis Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond J. Lewis	Chief Executive Officer (Principal Executive Officer)	March 1, 2017
Raymond J. Lewis

/s/ Lori B. Wittman	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
Lori B. Wittman

/s/ Anna N. Fitzgerald	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
Anna N. Fitzgerald

/s/ Douglas Crocker II	Director	March 1, 2017
Douglas Crocker II

/s/ John S. Gates, Jr.	Director	March 1, 2017
John S. Gates, Jr.

/s/ Ronald G. Geary	Director	March 1, 2017
Ronald G. Geary

/s/ Jeffrey A. Malehorn	Director	March 1, 2017
Jeffrey A. Malehorn

/s/ Dale A. Reiss	Director	March 1, 2017
Dale A. Reiss

/s/ John L. Workman	Director	March 1, 2017
John L. Workman

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015.
3.1	Amended and Restated Certificate of Incorporation of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 21, 2015.
3.2	Amended and Restated Bylaws of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 21, 2015.
4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
4.2	Note Purchase Agreement, dated as of May 17, 2016, among Care Capital LP, the Company, Care Capital GP and the purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2015.
4.3	Indenture dated as of July 14, 2016 by and among Care Capital LP, as issuer, the Company and Care Capital GP, as guarantors, and Regions Bank, as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 15, 2016.
4.4	Registration Rights Agreement dated as of July 14, 2016 among Care Capital LP, the Company, Care Capital GP and the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 15, 2016.
10.1	Second Amended and Restated Agreement of Limited Partnership of Care Capital Properties, LP.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.2	Transition Services Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 21, 2015.
10.3	Tax Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015.
10.4	Employee Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015.
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
Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on August 21, 2015.
10.6
Term Loan and Guaranty Agreement, dated as of January 29, 2016, by and among Care Capital Properties, LP, as Borrower, Care Capital Properties, Inc., as Guarantor, the Lenders identified therein, Capital One, National Association, as Administrative Agent, and MUFG Union Bank, N.A. and PNC Bank, as Co-Syndication Agents.
.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2016.
10.7
Loan Agreement dated as of July 25, 2016 by and among Capital One, National Association, as administrative agent, co-lead arranger and book runner, Regions Capital Markets, as co-lead arranger, the lenders identified therein, and wholly owned subsidiaries of Care Capital LP listed on Exhibit B thereto, as borrowers.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.

Exhibit Number	Description of Document	Location of Document
10.8	Guaranty of Payment and Performance dated July 25, 2016 by the Company and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.
10.9	Purchase Agreement, dated July 7, 2016, among the Company, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.
10.10.1*	Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on August 21, 2015.
10.10.2*	Form of Stock Option Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Filed herewith.
10.10.3*	Form of Restricted Stock Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Filed herewith.
10.10.4*	Form of Performance Restricted Stock Unit Agreement (Executive) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.4 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.10.5*	Form of Restricted Stock Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.5 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.10.6*	Form of Restricted Stock Unit Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.6 to our Annual Report on Form 10-K for the year ended December 31, 2015.
10.11.1*	Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.1 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
10.11.2*	Deferral Election Form under the Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
10.12*	Employment Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on August 21, 2015.
10.13*	Form of Employee Protection and Noncompetition Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and each of Timothy A. Doman, Lori B. Wittman and Kristen M. Benson.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on August 21, 2015.
10.14*	Care Capital Properties, Inc. Employee and Director Stock Purchase Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).
12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
21	Subsidiaries of Care Capital Properties, Inc.	Filed herewith.
23.1	Consent of KPMG LLP.	Filed herewith.
31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
101	Interactive Data File.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.