Form 10-K/A
period 2016-12-31
Care Capital Properties, Inc.
filed 2017-03-17
CIK 1639947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Care Capital Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017 (the “Original Filing”), is being filed solely to include as Exhibit 99.1 the audited financial statements of Senior Care Centers, LLC (“SCC”) as of December 31, 2016 and 2015 and for the years ended December 2016, 2015 and 2014 that were excluded from the timely filed Original Filing, as provided for in accordance with Section 2340 of the SEC’s Financial Reporting Manual and Rule 3-09 of Regulation S-X.  SCC is a significant tenant to CCP and, as of December 31, 2016, leased more than 20% of CCP’s assets.  This Amendment No. 1 does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information included in the Original Filing remains unchanged.

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

Exhibits

Exhibit Number	Description of Document	Location of Document

2.1	Separation and Distribution Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015.

3.1	Amended and Restated Certificate of Incorporation of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on August 21, 2015.

3.2	Amended and Restated Bylaws of Care Capital Properties, Inc.	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on August 21, 2015.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).

4.2	Note Purchase Agreement, dated as of May 17, 2016, among Care Capital LP, the Company, Care Capital GP and the purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2016.

Exhibit Number	Description of Document	Location of Document
4.3	Indenture dated as of July 14, 2016 by and among Care Capital LP, as issuer, the Company and Care Capital GP, as guarantors, and Regions Bank, as trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 15, 2016.

4.4	Registration Rights Agreement dated as of July 14, 2016 among Care Capital LP, the Company, Care Capital GP and the initial purchasers named therein.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 15, 2016.

10.1	Second Amended and Restated Agreement of Limited Partnership of Care Capital Properties, LP.	Incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.2	Transition Services Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 21, 2015.

10.3	Tax Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015.

10.4	Employee Matters Agreement, dated as of August 17, 2015, by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.

10.8	Guaranty of Payment and Performance dated July 25, 2016 by the Company and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.

10.9	Purchase Agreement, dated July 7, 2016, among the Company, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.

10.10.1*	Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on August 21, 2015.

10.10.2*	Form of Stock Option Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Previously filed.

Exhibit Number	Description of Document	Location of Document
10.10.3*	Form of Restricted Stock Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Previously filed.

10.10.4*	Form of Performance Restricted Stock Unit Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.4 to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.10.5*	Form of Restricted Stock Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.5 to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.10.6*	Form of Restricted Stock Unit Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.6 to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.11.1*	Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.1 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).

10.11.2*	Deferral Election Form under the Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).

10.12*	Employment Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on August 21, 2015.

10.13*	Form of Employee Protection and Noncompetition Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and each of Timothy A. Doman, Lori B. Wittman and Kristen M. Benson.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on August 21, 2015.

10.14*	Care Capital Properties, Inc. Employee and Director Stock Purchase Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).

21	Subsidiaries of Care Capital Properties, Inc.	Previously filed.

23.1	Consent of KPMG LLP.	Previously filed.

23.2	Consent of BKD, LLP.	Filed herewith.

31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Audited Consolidated Financial Statements of Senior Care Centers, LLC as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.	Filed herewith.

101	Interactive Data File.	Previously filed.

*     Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 17, 2017

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

Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on August 21, 2015.

Exhibit Number	Description of Document	Location of Document
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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 29, 2016.

10.8	Guaranty of Payment and Performance dated July 25, 2016 by the Company and Care Capital LP for the benefit of Capital One, National Association, as administrative agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 29, 2016.

10.9	Purchase Agreement, dated July 7, 2016, among the Company, Care Capital LP, Care Capital GP and the Initial Purchasers named therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2016.

10.10.1*	Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on August 21, 2015.

10.10.2*	Form of Stock Option Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Previously filed.

10.10.3*	Form of Restricted Stock Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Previously filed.

10.10.4*	Form of Performance Restricted Stock Unit Agreement (Employee) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.4 to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.10.5*	Form of Restricted Stock Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.5 to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.10.6*	Form of Restricted Stock Unit Agreement (Director) under the Care Capital Properties, Inc. 2015 Incentive Plan.	Incorporated by reference to Exhibit 10.7.6 to our Annual Report on Form 10-K for the year ended December 31, 2015.

10.11.1*	Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.1 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).

10.11.2*	Deferral Election Form under the Care Capital Properties, Inc. Non-Employee Directors Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.3.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).

10.12*	Employment Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on August 21, 2015.

Exhibit Number	Description of Document	Location of Document
10.13*	Form of Employee Protection and Noncompetition Agreement dated as of August 17, 2015 between Care Capital Properties, Inc. and each of Timothy A. Doman, Lori B. Wittman and Kristen M. Benson.	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on August 21, 2015.

10.14*	Care Capital Properties, Inc. Employee and Director Stock Purchase Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 filed on August 17, 2015 (File No. 333-206433).

21	Subsidiaries of Care Capital Properties, Inc.	Previously filed.

23.1	Consent of KPMG LLP.	Previously filed.

23.2	Consent of BKD, LLP.	Filed herewith.

31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

99.1	Audited Consolidated Financial Statements of Senior Care Centers, LLC as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014.	Filed herewith.

101	Interactive Data File.	Previously filed.

*     Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.