Form 10-Q
period 2017-03-31
Care Capital Properties, Inc.
filed 2017-05-10
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37356

Care Capital Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1781195 (I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is an emerging growth company as defined in as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at May 5, 2017:
Common Stock, $0.01 par value	84,049,657

CARE CAPITAL PROPERTIES, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Real estate investments:
Land and improvements	$262,601	$262,064
Buildings and improvements	2,812,433	2,785,166
Construction in progress	24,999	45,892
Acquired lease intangibles	91,824	92,431
	3,191,857	3,185,553
Accumulated depreciation and amortization	(727,907)	(702,809)
Net real estate property	2,463,950	2,482,744
Net investment in direct financing lease	22,636	22,531
Net real estate investments	2,486,586	2,505,275
Loans receivable, net	61,522	62,264
Cash	17,891	15,813
Restricted cash	64,396	—
Goodwill	123,884	123,884
Other assets	78,172	105,132
Total assets	$2,832,451	$2,812,368
Liabilities and equity
Liabilities:
Term loans, senior notes and other debt	$1,477,591	$1,414,534
Tenant deposits	43,470	42,574
Lease intangible liabilities, net	99,027	103,182
Dividends payable	—	47,861
Accounts payable and other liabilities	25,160	37,177
Deferred income taxes	1,766	1,852
Total liabilities	1,647,014	1,647,180
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, unissued at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 84,069 and 83,970 shares issued at March 31, 2017 and December 31, 2016, respectively	841	840
Additional paid-in capital	1,274,079	1,272,642
Dividends in excess of net income	(102,752)	(119,750)
Treasury stock, 20 and 11 shares at March 31, 2017 and December 31, 2016, respectively	(488)	(330)
Accumulated other comprehensive income	12,471	10,476
Total common stockholders’ equity	1,184,151	1,163,878
Noncontrolling interest	1,286	1,310
Total equity	1,185,437	1,165,188
Total liabilities and equity	$2,832,451	$2,812,368

See accompanying notes to the consolidated financial statements.

CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Rental income, net	$78,221	$81,351
Income from investments in direct financing lease and loans	1,946	1,182
Real estate services fee income	1,226	1,705
Interest and other income	323	305
Net gain on lease termination	1,115	—
Total revenues	82,831	84,543
Expenses:
Interest	15,185	10,067
Depreciation and amortization	24,896	28,641
Impairment on real estate investments and associated goodwill	—	5,499
General, administrative and professional fees	8,729	8,001
Deal costs	197	1,160
Loss on extinguishment of debt	—	757
Other expenses, net	913	94
Total expenses	49,920	54,219
Income before income taxes, real estate dispositions and noncontrolling interests	32,911	30,324
Income tax expense	(239)	(421)
Gain (loss) on real estate dispositions	32,245	(120)
Net income	64,917	29,783
Net income attributable to noncontrolling interests	8	17
Net income attributable to common stockholders	$64,909	$29,766

Net income	64,917	29,783
Other comprehensive gain (loss) - derivatives	1,995	(5,791)
Total comprehensive income	66,912	23,992
Comprehensive income attributable to noncontrolling interests	8	17
Comprehensive income attributable to common stockholders	$66,904	$23,975

Earnings per common share:
Basic:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$0.77	$0.35
Diluted:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$0.77	$0.35

Dividends declared per common share	$0.57	$0.57

Weighted average shares used in computing earnings per common share:
Basic	83,670	83,544
Diluted	83,799	83,620

See accompanying notes to the consolidated financial statements.

CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2017 and the Year Ended December 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-In Capital	Dividends in Excess of Net Income	Treasury Stock	Accumulated Other Comprehensive Income	Total Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$838	$1,264,650	$(51,056)	$—	$—	$1,214,432	$1,415	$1,215,847
Net income attributable to common stockholders	—	—	122,743	—	—	122,743	—	122,743
Net change in noncontrolling interests	—	—	—	—	—	—	(105)	(105)
Issuance of common stock for acquisition	2	1,371	—	—	—	1,373	—	1,373
Stock-based compensation	—	6,621	—	(330)	—	6,291	—	6,291
Other comprehensive income	—	—	—	—	10,476	10,476	—	10,476
Dividends to common stockholders - $2.28 per share	—	—	(191,437)	—	—	(191,437)	—	(191,437)
Balance, December 31, 2016	$840	$1,272,642	$(119,750)	$(330)	$10,476	$1,163,878	$1,310	$1,165,188
Net income attributable to common stockholders	—	—	64,909	—	—	64,909	—	64,909
Net change in noncontrolling interests	—	—	—	—	—	—	(24)	(24)
Issuance of common stock	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	1,438	—	(158)	—	1,280	—	1,280
Other comprehensive income	—	—	—	—	1,995	1,995	—	1,995
Dividends to common stockholders - $0.57 per share	—	—	(47,911)	—	—	(47,911)	—	(47,911)
Balance, March 31, 2017	$841	$1,274,079	$(102,752)	$(488)	$12,471	$1,184,151	$1,286	$1,185,437

See accompanying notes to the consolidated financial statements.

CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$64,917	$29,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	23,737	33,122
Amortization of above and below market lease intangibles, net	(1,721)	(2,032)
Amortization of deferred financing fees	1,057	1,283
Accretion of direct financing lease	(400)	(361)
Amortization of leasing costs and other intangibles	1,134	1,018
Amortization of stock-based compensation	1,344	1,497
Straight-lining of rental income, net	3	(21)
(Gain) loss on real estate dispositions	(32,245)	120
Net gain on lease termination	(1,115)	—
Loss on extinguishment of debt	—	757
Deferred income tax (benefit) expense	(86)	135
Other	(20)	(26)
Changes in operating assets and liabilities, net of effects of the acquisitions:
Increase in other assets	(3,890)	(2,007)
Increase (decrease) in tenant deposits	881	(2,793)
Decrease in accounts payable and other liabilities	(8,624)	(10,091)
Net cash provided by operating activities	44,972	50,384
Cash flows from investing activities:
Net investment in real estate property	(2,936)	—
Proceeds from real estate disposals	—	5,390
Investment in loans receivable	(28,949)	(13,879)
Proceeds from loans receivable	30,090	9,947
Development project expenditures	(5,110)	(8,924)
Capital expenditures	(950)	(2,028)
Net cash used in investing activities	(7,855)	(9,494)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	62,000	3,000
Proceeds from debt	—	200,000
Repayment of debt	—	(198,000)
Payment of deferred financing costs	—	(1,790)
Distributions to noncontrolling interest	(33)	(32)
Purchase of treasury stock	(1,234)	(654)
Cash distribution to common stockholders	(95,772)	(47,861)
Net cash used in financing activities	(35,039)	(45,337)
Net increase (decrease) in cash	2,078	(4,447)
Cash at beginning of period	15,813	16,995
Cash at end of period	$17,891	$12,548

Supplemental disclosure of cash flow information:
Interest paid	$22,267	$8,884
Income taxes refunded, net	(17)	—
Supplemental schedule of non-cash activities:
Transfer of real estate to receivables	—	4,432
Settlement of accrued acquisition costs via transfer of stock	—	1,372
(Decrease) increase in accrued capital expenditures	(2,057)	817
Transfer of liability accounted stock-based compensation awards to equity	1,165	1,379
Proceeds from sales of real estate received in restricted cash	64,396	—
See accompanying notes to the consolidated financial statements.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1—Description of Business
Care Capital Properties, Inc. (together with its consolidated subsidiaries, unless the context otherwise requires or indicates, “we,” “us,” “our,” “our company” or “CCP”) is a self-administered, self-managed real estate investment trust (“REIT”) with a diversified portfolio of skilled nursing facilities (“SNFs”) and other healthcare assets operated by private regional and local care providers. We generate our revenues primarily by leasing our properties to unaffiliated tenants under long-term triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of loans, made primarily to our SNF operators and other post-acute care providers.
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
As of March 31, 2017, our portfolio consisted of 337 properties operated by 39 private regional and local care providers, spread across 36 states and containing a total of approximately 37,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
Note 2—Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying consolidated financial statements and related notes should be read in conjunction with our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. Please refer to the Company's audited consolidated financial statements for the year ended December 31, 2016, as certain note disclosures contained in such audited consolidated financial statements have been omitted from these interim consolidated financial statements.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recently Issued or Adopted Relevant Accounting Standards
In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This new guidance is effective January 1, 2018, with early adoption permitted beginning January 1, 2017, and will replace existing revenue recognition standards. The sale of investment property and any non-lease components contained within lease agreements will be required to follow the new guidance; however, lease components of lease contracts will be excluded from this guidance. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While we anticipate additional disclosure, we do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements, as substantially all of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09; however, we will continue to evaluate this assessment until the guidance becomes effective. We are currently in the process of reviewing our revenue contracts and lease agreements.
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

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition (or disposition) as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. We elected to early adopt ASU 2017-01 on a prospective basis as of January 1, 2017. Under this new guidance, we expect that most acquisitions of investment property will not meet the definition of a business and, thus will be accounted for as asset acquisitions. We allocate the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill and the related transaction costs are capitalized and included with the allocated purchase price.

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

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our remaining leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Our accounts receivable balance was $2.5 million and $2.9 million, net of allowances of $5.0 million and $3.7 million, respectively, as of March 31, 2017 and December 31, 2016. We recognized charges for rental income allowances within rental income, net in our consolidated statements of income and comprehensive income of $1.4 million and $1.9 million, respectively, for the three months ended March 31, 2017 and 2016.
Our straight-line rent receivable balance was $0.7 million and $0.7 million, net of allowances of $96.9 million and $97.1 million, respectively, as of March 31, 2017 and December 31, 2016. We recognized charges for straight-line rent allowances within rental income, net in our consolidated statements of income and comprehensive income of $0.7 million and $7.3 million, respectively, for the three months ended March 31, 2017 and 2016.
Note 4—Acquisitions of Real Estate Property
In March 2017, we completed the acquisition of one SNF from an existing operator for $3.0 million. The property was part of the $39 million sale-leaseback transaction with an existing operator that was partially consummated in December 2016. In December 2016, we completed the acquisition of four SNFs, one seniors housing communities and one campus (consisting of one SNF and one seniors housing community) from the operator for $36.0 million. As of March 31, 2017, the properties were held in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary and reflected as restricted cash on our consolidated balance sheet.
Estimated Fair Value
We accounted for our 2017 and 2016 acquisitions under the acquisition method in accordance with ASC 805.
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during the three months ended March 31, 2017 (in thousands):

Land and improvements	$175
Buildings and improvements	2,735
Acquired lease intangibles	90
Total assets acquired	3,000
Tenant deposits	64
Total liabilities assumed	64
Net assets acquired	$2,936

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during 2016 (in thousands):

Land and improvements	$2,240
Buildings and improvements	31,640
Acquired lease intangibles	2,120
Total assets acquired	36,000
Tenant deposits	765
Total liabilities assumed	765
Net assets acquired	$35,235

Deal Costs
Effective January 1, 2017, we adopted ASU 2017-01 and will capitalize acquisition costs associated with completed asset acquisitions. For the three months ended March 31, 2017, deal costs consist of expenses associated with transactions that were not consummated or operator transitions. For the three months ended March 31, 2016, deal costs consist of expenses

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily related to transactions, whether consummated or not, and operator transitions. Deal costs were $0.2 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

Note 5—Assets Held For Sale and Dispositions of Real Estate Property

As of March 31, 2017 and December 31, 2016, we classified 21 properties and 30 properties, respectively, as assets held for sale. The corresponding assets are included in other assets on our consolidated balance sheets and the corresponding liabilities are included in accounts payable and other liabilities on our consolidated balance sheets.

	Rollforward of Assets Held For Sale
	Number of Properties	Net Book Value
		(In thousands)
December 31, 2016	30	$66,871
Properties added	—	—
Properties sold	(9)	(31,369)
March 31, 2017	21	$35,502
During the three months ended March 31, 2017, we sold nine SNFs for aggregate consideration of $69.0 million, of which $4.0 million is contingent consideration, and we recognized a total gain of $32.2 million on the dispositions. These nine SNFs were previously classified as held for sale. As of March 31, 2017, the net proceeds from these sales were held in a Code Section 1031 exchange escrow account with a qualified intermediary and reflected in restricted cash on our consolidated balance sheets.
In February 2016, we sold seven SNFs, which were previously classified as held for sale, for aggregate proceeds of $5.4 million. We recognized a loss on the sales of these assets of $0.1 million. In connection with the sale of one SNF, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. See “Note 6—Loans Receivable, Net.”
For the three months ended March 31, 2017, we did not recognize any impairment charges. For the three months ended March 31, 2016, we recognized a $5.5 million impairment on real estate assets and goodwill as a result of our decision to pursue the sale or transition of certain properties in our portfolio. The fair value was estimated based on the intended purchase price of the property or based on a market approach and Level 3 inputs.
Note 6—Loans Receivable, Net
Below is a summary of our loans receivable as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgage loans receivable, net	$9,307	$8,822	$9,313	$8,746
Other loans receivable, net	52,215	51,699	52,951	52,288
Total loans receivable, net	$61,522	$60,521	$62,264	$61,034

Mortgage Loans Receivable, Net
Mortgage loans receivable, net represents two loans. One loan, with a principal amount of $5.6 million and a net carrying value of $5.3 million, is secured by one SNF, has a stated interest rate of 9.75% per annum and matures in 2018. The other loan, with a principal amount of $4.5 million and a net carrying value of $4.0 million, is secured by one SNF, has a stated interest rate of 10.0% per annum, and matures in 2017. This loan was made to the purchaser of a closed SNF in connection with the sale of the property in February 2016 and was cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower. In February 2017, we converted the loan to a secured construction loan and committed funds up to approximately $19.0 million to finance the redevelopment of the SNF to a behavioral healthcare facility. The converted loan has a stated interest rate of 10.0% per annum and matures in 2027. Interest on the loan represents unrecognized profit.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Loans Receivable, Net
In May 2016, we made a four-year mezzanine loan in the amount of $25.0 million and maturing in 2020 to an affiliate of the purchasers of seven properties we sold. The loan has a stated interest rate of 10.0% per annum. It is secured by equity interests in subsidiaries of the borrower and cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower.
In connection with operator transitions during the three months ended March 31, 2017, we made three working capital loans, of which $2.7 million principal amount was outstanding at March 31, 2017.
The remaining other loans receivable balance of $24.5 million consists of ten loans with various operators with interest rates ranging from 5.0% to 11.3% per annum and maturity dates through 2027.
Interest income for the three months ended March 31, 2017 and 2016 was $1.3 million and $0.6 million, respectively.
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
Note 7—Intangible Assets and Liabilities and Goodwill
The following is a summary of our intangible assets and liabilities and goodwill as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$56,080	10.8	$56,570	11.1
In-place lease intangibles	35,744	12.8	35,861	12.8
Tradename, technology and customer relationships	2,950	3.3	2,950	3.5
Accumulated amortization	(46,042)	N/A	(44,511)	N/A
Goodwill	123,884	N/A	123,884	N/A
Net intangible assets	$172,616	11.4	$174,754	11.5
Intangible liabilities:
Below market lease intangibles	$165,915	14.8	$167,789	15.0
Above market ground lease intangibles	1,907	51.7	1,907	51.9
Accumulated amortization	(74,341)	N/A	(72,060)	N/A
Purchase option intangibles	5,546	N/A	5,546	N/A
Net intangible liabilities	$99,027	15.5	$103,182	15.7

N/A—Not Applicable.
Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our consolidated balance sheets. Tradename, technology and customer relationships are associated with our specialty valuation firm subsidiary and included in other assets on our consolidated balance sheets. For the three months ended March 31, 2017 and 2016, our net accretion related to all of these intangibles was $1.0 million and $1.2 million, respectively. The estimated net accretion related to these intangibles for the remainder of 2017 and the subsequent four years is as follows: remainder of 2017 - $2.9 million; 2018 - $3.8 million; 2019 - $4.2 million; 2020 - $4.0 million; and 2021 - $2.5 million.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the lease termination with respect to two properties, we recognized revenues of $1.1 million for the three months ended March 31, 2017 due to the accelerated amortization of above and below-market rent intangibles, which is recorded in net gain on lease termination. In addition, for the same properties, depreciation and amortization increased by $0.2 million for the three months ended March 31, 2017 due to accelerated amortization of in-place lease intangibles.

Note 8—Other Assets
The following is a summary of our other assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Straight-line rent receivables, net	$654	$657
Deferred lease costs	6,150	5,471
Assets held for sale	38,582	70,103
Derivative fair value asset	12,472	10,476
Other assets, net	20,314	18,425
Total other assets	$78,172	$105,132

Note 9—Borrowing Arrangements
The following is a summary of our term loans, senior notes and other debt as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Unsecured revolving credit facility	$86,000	$24,000
Secured term loan due 2019	135,000	135,000
Unsecured term loan due 2020	474,000	474,000
Unsecured term loan due 2023	200,000	200,000
5.125% senior notes due 2026	500,000	500,000
5.38% senior notes due 2027	100,000	100,000
Total	1,495,000	1,433,000
Unamortized debt issuance costs	17,409	18,466
Term loans, senior notes and other debt	$1,477,591	$1,414,534
Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility (the “Facility”) is comprised of a $600 million revolving credit facility (the “Revolver”), a $600 million term loan due 2017 (which has been repaid in full) and an $800 million term loan due 2020. Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings. At March 31, 2017, the applicable margin was 1.30% for Revolver borrowings and 1.50% for term loan borrowings, and we had approximately $514 million of unused borrowing capacity available under the Revolver. For the three months ended March 31, 2017 and 2016, we recognized interest expense of $3.3 million and $7.1 million, respectively, related to the Facility.
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC (“Care Capital GP”), as guarantors, entered into a Term Loan and Guaranty Agreement with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 at an interest rate of LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at March 31, 2017. For the three months ended March 31, 2017 and 2016, we recognized interest expense of $1.3 million and $0.8 million, respectively, related to the $200 million Term Loan.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Also in January 2016, we entered into agreements to swap a total of $600 million of indebtedness outstanding under our $200 million term loan and our $800 million term loan, effectively converting the interest on that debt from floating rates to fixed rates. The swap agreements have original terms of 4.6 years and seven years.
Secured Term Loan
In July 2016, certain wholly owned subsidiaries of Care Capital LP, as borrowers (the “Borrowers”), entered into a Loan Agreement with a syndicate of banks providing for a $135 million term loan due 2019 that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80%. The $135 million term loan is secured by first lien mortgages and assignments of leases and rents on 12 facilities owned by the Borrowers. The payment and performance of the Borrowers’ obligations under the $135 million term loan are guaranteed by CCP and Care Capital LP. For the three months ended March 31, 2017, we recognized interest expense of $0.9 million related to this loan.
Senior Notes
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. In February 2017, we completed an offer to exchange the Notes due 2026 with a new series of notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), and are otherwise substantially identical to the original Notes due 2026, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer. For the three months ended March 31, 2017, we recognized interest expense of $6.4 million related to the Notes due 2026.
In May 2016, Care Capital LP issued and sold $100.0 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) in a private placement exempt from registration under the Securities Act, for total proceeds of $100.0 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. For the three months ended March 31, 2017, we recognized interest expense of $1.3 million related to the Notes due 2027.
Debt Maturities
As of March 31, 2017, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Revolver (1)	Total Maturities
	(In thousands)
2017	$—	$—	$—
2018	—	—	—
2019	135,000	86,000	221,000
2020	474,000	—	474,000
2021	—	—	—
Thereafter	800,000	—	800,000
Total Maturities	$1,409,000	$86,000	$1,495,000

(1) As of March 31, 2017, we had $17.9 million of unrestricted cash, resulting in $68.1 million of net borrowings outstanding under the Revolver. The Revolver may be extended, at Care Capital LP’s option, for two additional six-month periods.

Fair Value of Debt

As of March 31, 2017, the fair value and carrying value of our term loans, senior notes and other debt totaled $1.5 billion.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10— Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings. We recognized interest expense of $0.8 million and $0.9 million related to derivatives and hedging activities in the three months ended March 31, 2017 and 2016, respectively.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. As of March 31, 2017 and December 31, 2016, we had eight outstanding interest rate swaps with a combined notional amount of $600 million that were designated as cash flow hedges of interest rate risk. During the three months ended March 31, 2017 and March 31, 2016, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next 12 months, we estimate that an additional $0.4 million will be reclassified as an increase to interest expense.
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in thousands):

	Asset Derivative
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017 Fair Value	December 31, 2016 Fair Value
Interest rate contracts	Other assets	$12,472	$10,476
As of March 31, 2017 and December 31, 2016, we did not have any derivative instruments in a net liability position.
The table below presents the effect of our derivative financial instruments on our consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain/Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Three months ended March 31, 2017
Interest rate contracts	$1,205	Interest expense	$(790)
Three months ended March 31, 2016
Interest rate contracts	$(6,708)	Interest expense	$(917)
Our derivatives were 100% effective, and therefore, we did not record any hedge ineffectiveness in earnings during the three months ending March 31, 2017 and 2016. We did not offset our derivative financial instrument asset against any derivative financial instrument liabilities as of March 31, 2017 or December 31, 2016.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The table below presents our derivative financial instrument asset measured at fair value on a recurring basis as of March 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
Derivative financial instrument asset	$—	$12,472	$—	$12,472
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
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more TRSs. We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes. Our consolidated provision for income taxes for the three months ended March 31, 2017 was an expense of $0.2 million. Our consolidated provision for income taxes for the three months ended March 31, 2016 was an expense of $0.4 million.
As of March 31, 2017 and December 31, 2016, we had no uncertain tax positions which would require us to record a tax exposure liability.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units (“RSUs”), performance shares and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock was reserved initially for issuance under the Plan. During the three months ended March 31, 2017, we granted 140,845 shares of restricted stock and 34,886 performance-based RSUs to employees under the Plan having a grant date fair value of $4.7 million. During the three months ended March 31, 2016, we granted 134,416 shares of restricted stock, 496,859 options to purchase common stock and 41,626 performance-based RSUs to employees under the Plan having a grant date fair value of $6.0 million. The value of shares of restricted stock granted is the closing price of our common stock on the date of grant. Restricted stock and option awards granted to employees generally vest in three equal annual installments beginning on the date of grant or on the first anniversary of the date of grant. For shares with a graded vesting schedule that only require service, we recognize stock-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Performance-based RSUs granted to employees generally vest on the day on which our Compensation Committee meets to determine our level of achievement over the performance period.
Note 13—Concentration of Risk
Our properties were located in 36 states as of March 31, 2017, with properties in only one state (Texas) accounting for more than 10% of our total revenues for the three months then ended.
As of March 31, 2017, Senior Care Centers, LLC (together with its subsidiaries, “SCC”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 20.4% and 10.9% respectively, of our real estate investments based on gross book value.
For the three months ended March 31, 2017, approximately 17.3%, 12.3% and 11.6% of our total revenues excluding net gain on lease termination were derived from our lease and loan agreements with SCC, Signature HealthCARE, LLC (together with its subsidiaries, “Signature”) and Avamere, respectively. For the three months ended March 31, 2016, approximately 16.4%, 14.2% and 10.7% of our total revenues were derived from our lease and loan agreements with SCC, Signature and Avamere, respectively. Each of our leases with SCC, Avamere and Signature is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Our leases with SCC and Signature have guaranty and/or cross-default provisions tied to other leases with the same tenant or its affiliates, and our lease with Avamere is a pooled, multi-facility master lease.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Earnings Per Share
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income attributable to common stockholders	$64,909	$29,766
Less: dividends on unvested restricted shares	(175)	(191)
Net income attributable to common stockholders excluding dividends on unvested restricted shares	64,734	29,575

Denominator:
Denominator for basic earnings per share—weighted average shares	83,670	83,544
Effect of dilutive securities:
Stock options	—	4
Restricted stock	129	72
Denominator for diluted earnings per share—adjusted weighted average shares	83,799	83,620
Basic earnings per share:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$0.77	$0.35
Diluted earnings per share:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$0.77	$0.35
Note 15—Stockholders’ Equity

In December 2016, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $250 million of our common stock. During the three months ended March 31, 2017, we did not issue or sell any shares of common stock under the ATM program.
Dividends
On January 5, 2017, we paid the fourth quarterly installment of our 2016 cash dividend in the amount of $0.57 per share to the holders of record of our common stock on December 16, 2016.
On March 31, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 10, 2017.
Note 16—Litigation
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

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Summarized Condensed Consolidating and Combining Information
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

None of Care Capital LP’s subsidiaries are obligated with respect to the Notes due 2026.  Under certain circumstances, however, contractual and legal restrictions, including those contained in the instruments governing Care Capital LP’s subsidiaries’ outstanding mortgage indebtedness, may restrict Care Capital LP’s ability to obtain cash from its subsidiaries for the purpose of meeting its debt service obligations, including with respect to the Notes due 2026.

Note 18—Subsequent Events
On April 28, 2017, we completed the acquisition of six behavioral health hospitals from affiliates of Signature Healthcare Services, LLC (“SHS”).  We funded a total of $378.6 million at closing and have a fair market value purchase option, exercisable beginning in October 2018, to purchase one additional building. We funded a portion of this transaction with restricted cash held in a Code Section 1031 exchange escrow account. Concurrent with the closing of the transaction, we entered into a long-term triple-net lease with affiliates of SHS to operate the acquired properties at an initial annual base rent of $30.3 million.
In April and May 2017, we transitioned 17 SNFs from existing tenants to replacement operators in consensual transactions.
On May 7, 2017, we entered into a definitive agreement with Sabra Health Care REIT, Inc. (“Sabra”) pursuant to which our two companies will combine in an all-stock transaction. Under the terms of the agreement, at the effective time of the merger, our stockholders will receive 1.123 shares of Sabra common stock for each share of our common stock they own. The transaction is subject to customary closing conditions, including receipt of the approval of both companies’ shareholders, and is expected to close during the third quarter of 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information that management believes is relevant to an understanding and assessment of the financial condition and results of operations of Care Capital Properties, Inc. (together with its consolidated subsidiaries, unless the context otherwise requires or indicates, “we,” “us,” “our,” “our company” or “CCP”). You should read this discussion in conjunction with our consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.
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
Factors that could cause our actual future results and trends to differ materially from those anticipated are discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017, and in Item IA of this Quarterly Report on Form 10-Q, and include without limitation:

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

•	our ability to repay, refinance, restructure or extend our indebtedness as it becomes due;

•	our ability and willingness to maintain qualification as a REIT in light of economic, market, legal, tax and other considerations, and the impact of potential U.S. federal income tax reform;

•	final determination of our taxable net income for the year ended December 31, 2016 and for current and future years;

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

•
changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings; and

•
risks related to our proposed merger with Sabra Health Care REIT, Inc. (“Sabra”), including that the proposed merger will require significant time, attention and resources, potentially diverting attention from the conduct of our business, the potential adverse effect on our tenant and vendor relationships, operating results and business generally resulting from the proposed merger, and the anticipated and unanticipated costs, fees, expenses and liabilities related to the proposed merger.

Many of these factors are beyond our control and the control of our management.
Company Overview
We are a self-administered, self-managed REIT with a diversified portfolio of skilled nursing facilities (“SNFs”) and other healthcare assets operated by private regional and local care providers. We primarily generate our revenues by leasing our properties to unaffiliated tenants under long-term triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of loans, made primarily to our SNF operators and other post-acute care providers.
As of March 31, 2017, our portfolio consisted of 337 properties operated by 39 private regional and local care providers, spread across 36 states and containing a total of approximately 37,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
2017 Highlights and Recent Developments
Investing Activities

•
In May 2017, we entered into a definitive agreement with Sabra pursuant to which our two companies will combine in an all-stock transaction. Under the terms of the agreement, at the effective time of the merger, our stockholders will receive 1.123 shares of Sabra common stock for each share of our common stock they own. The transaction is subject to customary closing conditions, including receipt of the approval of both companies’ shareholders, and is expected to close during the third quarter of 2017.

•
In April 2017, we completed the acquisition of six behavioral health hospitals from affiliates of Signature Healthcare Services, LLC (“SHS”).  We funded a total of $378.6 million at closing and have a fair market value option, exercisable beginning in October 2018, to purchase one additional building. Concurrent with the closing of the transaction,we entered into a long-term triple-net lease with affiliates of SHS to operate the acquired properties at an initial annual base rent of $30.3 million.

•
In March 2017, we completed the acquisition of one SNF from an existing operator for $3.0 million. The property was part of the $39 million sale-leaseback transaction with an existing operator that was partially consummated in December 2016. In December 2016, we completed the acquisition of four SNFs, one seniors housing communities and one campus (consisting of one SNF and one seniors housing community) from the operator for $36.0 million. The properties are currently being held in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary.

•
During the three months ended March 31, 2017, we sold nine SNFs for aggregate consideration of $69.0 million, of which $4.0 million is contingent consideration, and we recognized a total gain of $32.2 million on the dispositions. These nine SNFs were previously classified as held for sale. The net proceeds from these sales were held in a Code Section 1031 exchange escrow account with a qualified intermediary and reflected in restricted cash on our consolidated balance sheets.

Operating Activities

•
In 2017, we have transitioned 29 SNFs from existing tenants to replacement operators in consensual transactions. In connection with these transitions, we made certain working capital loans to the replacement operators.

•
In February 2017, we converted the loan that was made to the purchaser of a closed SNF in connection with the sale of the property in February 2016 to a secured construction loan and committed funds up to approximately $19.0 million to finance the redevelopment of the SNF to a behavioral healthcare facility. The converted loan has a stated interest rate of 10.0% per annum and matures in 2027.

Financing Activities

•	On January 5, 2017, we paid the fourth quarterly installment of our 2016 cash dividend in the amount of $0.57 per share to the holders of record of our common stock on December 16, 2016.

•	On March 31, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock on March 10, 2017.
Results of Historical Operations
We evaluate our operating performance and allocate resources based on a single reportable business segment: triple-net leased properties. We generate our revenues primarily by leasing our properties to unaffiliated tenants under long-term triple-net leases, pursuant to which the tenants are obligated to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. In addition, we originate and manage a small portfolio of loans made primarily to our SNF operators and other post-acute providers.
Three Months Ended March 31, 2017 and 2016
The table below shows our results of operations for the three months ended March 31, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Revenues:
Rental income, net	$78,221	$81,351	$(3,130)	(3.8)%
Income from investments in direct financing lease and loans	1,946	1,182	764	64.6
Real estate services fee income	1,226	1,705	(479)	(28.1)
Interest and other income	323	305	18	5.9
Net gain on lease termination	1,115	—	1,115	nm
Expenses:
Interest	15,185	10,067	5,118	50.8
Depreciation and amortization	24,896	28,641	(3,745)	(13.1)
Impairment on real estate investments	—	5,499	(5,499)	nm
General, administrative and professional fees	8,729	8,001	728	9.1
Deal costs	197	1,160	(963)	(83.0)
Loss on extinguishment of debt	—	757	(757)	nm
Other expenses, net	913	94	819	nm

Gain (loss) on real estate dispositions	32,245	(120)	32,365	nm

nm - not meaningful

Rental Income, Net
Rental income decreased during the three months ended March 31, 2017 compared to the same period last year primarily due to rent abatements, rent restructures on new and existing leases and property dispositions in 2016, partially offset by rent escalations and properties acquired in December 2016.
Income from Investments in Direct Financing Lease and Loans
Income from investments in direct financing lease and loans, which represents the income from our direct financing lease and our loans receivable, increased in 2017 compared to the same period last year due to additional loans made in 2016 and 2017.
Real Estate Services Fee Income
Real estate services fee income represents revenue generated by our specialty valuation firm subsidiary for services such as appraisal reports, preliminary market studies, market studies, self-contained appraisal reports for in-court tax appeals and in-court expert testimonials.
Interest
Interest represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our revolving credit facility, term loans and senior notes. The increase in the three months ended March 31, 2017 compared to the same period last year is due to the refinancing in 2016 of certain indebtedness.
Depreciation and Amortization
Depreciation and amortization expense decreased during the three months ended March 31, 2017 compared to the same period last year primarily due to dispositions completed in 2016, offset by properties acquired in 2016.
Impairment on Real Estate Investments and Associated Goodwill
We did not recognize any impairments on real estate investments during the three months ended March 31, 2017, compared to $5.5 million of impairments recognized during the same period last year.

General, Administrative and Professional Fees
General, administrative and professional fees for the three months ended March 31, 2017 include expenses incurred by our specialty valuation firm subsidiary in the amount of $1.4 million. The increase in general, administrative and professional fees for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to additional headcount following the expiration of the transition services agreement with Ventas, Inc. in August 2016. In addition, we incurred other professional fees as we became fully compliant with Section 404 of the Sarbanes-Oxley Act and other public company requirements. These efforts accelerated in the second half of 2016.
Deal Costs
Effective January 1, 2017, we adopted ASU 2017-01 and will capitalize acquisition costs associated with completed asset acquisitions. For the three months ended March 31, 2017, deal costs consist of expenses associated with transactions that were not consummated or operator transitions. For the three months ended March 31, 2016, deal costs consist of expenses primarily related to transactions, whether consummated or not, and operator transitions.
Loss on Extinguishment of Debt
As part of our 2016 debt refinancings, we incurred a loss on extinguishment for the three months ended March 31, 2016. This loss was due to the write-off of unamortized debt issuance costs associated with the repayment of a portion of indebtedness outstanding under our previous unsecured term loan due 2017. We did not incur a loss on extinguishment of debt for the three months ended March 31, 2017.
Other Expenses, Net
Other expenses, net consists primarily of certain unreimbursable expenses, such as legal and other professional services, related to our triple-net leased portfolio.
Gain on Real Estate Dispositions
This item represents the gains on the sales of nine assets during the three months ended March 31, 2017 and seven assets during the three months ended March 31, 2016.

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
The non-GAAP financial measures we present herein may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our consolidated financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for joint ventures. Adjustments for joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding items which may be nonrecurring or recurring in nature and may not be consistent in amounts from period to period. Normalized FAD represents normalized FFO adjusted for amortization determined in accordance with GAAP reflected as income and/or expenses, as well as other expenditures, such as capital expenditures and acquisition costs.

The following table summarizes our FFO, normalized FFO and normalized FAD for each of the periods presented:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income attributable to common stockholders	$64,909	$29,766
Adjustments:
Real estate depreciation and amortization	24,702	28,456
Real estate depreciation related to noncontrolling interests	(33)	(37)
Impairment on real estate investments and associated goodwill	—	5,499
(Gain) loss on real estate dispositions	(32,245)	120
FFO attributable to common stockholders	57,333	63,804

Adjustments:
Income tax expense	239	421
Transition services fee expense	—	602
Deal costs	197	1,160
Amortization of other intangibles	170	171
Loss on extinguishment of debt	—	757
Net gain on lease termination	(1,115)	—
Other non-cash items, net	116	(305)
Normalized FFO attributable to common stockholders	56,940	66,610
Non-cash items included in Normalized FFO:
Amortization of above and below market and lease intangibles, net	(1,721)	(2,032)
Amortization of deferred financing fees	1,057	1,283
Accretion of direct financing lease	(400)	(361)
Other amortization	(27)	(26)
Straight-lining of rental income, net	3	(21)
Other adjustments:
Capital expenditures	(950)	(2,028)
Stock-based compensation	1,784	1,679
Deal costs	(197)	(865)
Acquisition costs	(2,326)	—
Other non-cash items, net	$(63)	$—
Normalized FAD attributable to common stockholders	$54,100	$64,239

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides an additional manner in which to evaluate our operating performance. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and adjust for items which may be nonrecurring or recurring in nature and may not be consistent in amounts from period to period. In calculating this measure, we consider the effect on net income of our investments and dispositions that were completed during the periods shown, as if those transactions had been completed as of the beginning of the applicable period, as well as income related to completed transactions that are required to be treated as installment sales under GAAP. The following table sets forth a reconciliation of our Adjusted EBITDA to net income for the periods presented:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$64,917	$29,783
Adjustments for investments and dispositions during the period	(1,285)	88
Adjusted net income	63,632	29,871

Add back:
Interest	15,185	10,067
Income tax expense	239	421
Depreciation and amortization	24,896	28,641
Impairment on real estate investments and associated goodwill	—	5,499
Stock-based compensation	1,784	1,679
Deal costs	197	1,160
Loss on extinguishment of debt	—	757
(Gain) loss on real estate dispositions	(32,245)	120
Net gain on lease termination	(1,115)	—
Other non-cash items, net	19	(305)
Transition services fee expense	—	602
Adjusted EBITDA	$72,592	$78,512

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

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$64,917	$29,783
Adjustments:
Real estate services fee income	(1,226)	(1,705)
Interest and other income	(323)	(305)
Interest	15,185	10,067
Depreciation and amortization	24,896	28,641
Impairment on real estate investments and associated goodwill	—	5,499
General, administrative and professional fees	8,729	8,001
Deal costs	197	1,160
Loss on extinguishment of debt	—	757
Other expenses, net	913	94
Income tax expense	239	421
Net gain on lease termination	(1,115)	—
(Gain) loss on real estate dispositions	(32,245)	120
NOI	$80,167	$82,533
Liquidity and Capital Resources
As of March 31, 2017 and December 31, 2016, we had a total of $17.9 million and $15.8 million, respectively, of unrestricted cash and $64.4 million and $0.0 million, respectively, of restricted cash. The restricted cash is property sale proceeds being held in a Code Section 1031 exchange escrow account with a qualified intermediary.
During the three months ended March 31, 2017, our principal sources of liquidity were cash flows from operations, cash on hand, restricted cash held in a Code Section 1031 exchange escrow account, borrowings under our revolving credit facility and term loans, issuances of senior notes, and dispositions of assets.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements (estimated interest expense of $56.2 million); (iii) fund acquisitions, investments and commitments, including redevelopment activities; and (iv) make distributions to our stockholders, as required for us to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations, borrowings under our revolving credit facility, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have an adverse effect on us.

Cash Flows
The following table sets forth our sources and uses of cash flows for the periods presented:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2017	2016	$	%
	(Dollars in thousands)
Cash at beginning of period	$15,813	$16,995	$(1,182)	(7.0)%
Net cash provided by operating activities	44,972	50,384	(5,412)	(10.7)
Net cash used in investing activities	(7,855)	(9,494)	1,639	17.3
Net cash used in financing activities	(35,039)	(45,337)	10,298	22.7
Cash at end of period	$17,891	$12,548	$5,343	42.6

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased in 2017 over the prior year primarily due to increased interest expense as a result of our debt refinancing and decreased rental income due to rent abatements and rent restructures on new and existing leases and property dispositions, offset by properties acquired in late 2016.
Cash Flows from Investing Activities
Cash used in investing activities decreased in 2017 as a result of a decrease in development projects and a net decrease in investment in loans receivable compared to the three months ended March 31, 2016, offset by a property acquisition during the three months ended March 31, 2017.
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2017 consisted primarily of $62 million of net proceeds under our revolving credit facility, offset by an increase in cash distribution to common stockholders. During the three months ended March 31, 2017 and 2016, cash distributions to common stockholders were $95.8 million and $47.9 million, respectively. The increase was a result of our fourth quarter 2016 dividend of $47.9 million being paid in January 2017 and our first quarter 2017 dividend being paid on March 31, 2017.
Unsecured Revolving Credit Facility and Term Loans
As of March 31, 2017, we had $86.0 million of borrowings outstanding under our unsecured revolving credit facility (the “Revolver”), $474 million of borrowings under our $800 million unsecured term loan due 2020, and $514.0 million of unused borrowing capacity available under the Revolver. The Revolver matures in August 2019, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the credit agreement and payment of a customary fee, for two additional six-month periods. The credit agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Revolver and term loan facility to $2.5 billion.
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC (“Care Capital GP”), as guarantors, entered into a Term Loan and Guaranty Agreement with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 at an interest rate of LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at March 31, 2017. For the three months ended March 31, 2017 and 2016, we recognized interest expense of $1.3 million and $0.8 million, respectively, related to the $200 million Term Loan.
Also in January 2016, we entered into various agreements to swap $400 million principal amount of the $800 million term loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full principal amount of the $200 million term loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%. The swap agreements have original terms of 4.6 years and seven years.
Senior Notes
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the

United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. In February 2017, we completed an offer to exchange the Notes due 2026 with a new series of notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), and are otherwise substantially identical to the original Notes due 2026, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer. For the three months ended March 31, 2017, we recognized interest expense of $6.4 million related to the Notes due 2026.
In May 2016, Care Capital LP issued and sold $100.0 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) in a private placement exempt from registration under the Securities Act, for total proceeds of $100.0 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. For the three months ended March 31, 2017, we recognized interest expense of $1.3 million related to the Notes due 2027.
Secured Term Loan
In July 2016, certain wholly owned subsidiaries of Care Capital LP, as borrowers (the “Borrowers”), entered into a Loan Agreement with a syndicate of banks identified therein providing for a $135 million term loan due 2019 that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80%. The $135 million term loan is secured by first lien mortgages and assignments of leases and rents on specified facilities owned by the Borrowers. The payment and performance of the Borrowers’ obligations under the $135 million term loan are guaranteed by CCP and Care Capital LP.
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
In December 2016, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $250 million of our common stock. During the three months ended March 31, 2017, we did not issue or sell any shares of common stock under the ATM program.

Dividends
We elected to be treated as a REIT under the applicable provisions of the Code, beginning with the year ended December 31, 2015. By qualifying for taxation as a REIT, we generally will not be subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation on both corporate and stockholder levels) that results from investments in a C corporation (i.e., a corporation generally subject to full corporate-level tax). In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, to our stockholders each year.
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
On January 5, 2017, we paid the fourth quarterly installment of our 2016 cash dividend in the amount of $0.57 per share to the holders of record of our common stock on December 16, 2016.

On March 31, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 10, 2017.
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
Recent Developments Regarding Government Regulation
On December 20, 2016, the Centers for Medicare & Medicaid Service (“CMS”) finalized new bundled payment models for cardiac care and expanded the existing bundled payment model for hip replacements to other hip surgeries that continue its progress to shift Medicare payments from rewarding quantity to quality by creating strong incentives for hospitals to deliver better care to patients at a lower cost. For the new cardiac bundles, participants are hospitals in 98 metropolitan statistical areas (“MSAs”) that were randomly selected, and for the expanded hip bundles, participation is limited to the same 67 MSAs that were selected for the existing Comprehensive Care for Joint Replacement model. Implementation of the new and expanded models were to be phased in over a five-year period, beginning July 1, 2017; however, CMS delayed the applicability date of the expanded Comprehensive Care for Joint Replacement and new cardiac models from July 1, 2017 until October 1, 2017 through an interim final rule published on March 21, 2017. We are currently analyzing the potential impact of these rules on our SNF operators.
On April 27, 2017, CMS issued a proposed rule updating Medicare payments to SNFs under the prospective payment system (PPS) for federal fiscal year 2018 (October 1, 2017 through September 30, 2018). Under the proposed rule, SNF PPS rates for fiscal year 2018 would increase by 1.0%, which is the most allowed by statute under the Medicare Access and CHIP Reauthorization Act of 2015. In addition, CMS implemented a new “value based purchasing program” for 2019, which will link Medicare Part A payments to SNF re-hospitalization rates, and proposed refinements to the PPS for Medicare reimbursement for review and comment that could be implemented as soon as 2019. As these rules are not yet in final form, we cannot predict at this time how they might impact our SNF operators.
On May 4, 2017, the U.S. House of Representatives passed the American Health Care Act (“AHCA”) in an effort to repeal and replace the Patient Protection and Affordable Care Act (together with its reconciliation measure, the Health Care and Education Reconciliation Act of 2010, the “Affordable Care Act”). We cannot predict whether, when or to what extent the AHCA will be approved by the Senate and ultimately signed into law, or how it would impact our SNF operators.

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

	As of March 31, 2017	As of December 31, 2016
Investment mix by asset type (1):
SNFs	87.8%	87.8%
Seniors housing communities and campuses (2)	7.2	7.2
Specialty hospitals and healthcare assets	5.0	5.0
Investment mix by tenant (1):
Senior Care Centers, LLC	20.4	20.5
Avamere Group, LLC	10.9	10.9
Signature HealthCARE, LLC	8.9	8.9
All other	59.8	59.7

(1)	Ratios are based on the gross book value of tangible real estate property (excluding assets classified as held for sale) as of each reporting date.

(2)	Campuses are defined as multi-level properties.

	For the Three Months Ended March 31,
	2017	2016
Operations mix by asset type (1):
SNFs	86.9%	87.7%
Seniors housing communities and campuses (2)	5.5	5.4
Specialty hospitals and healthcare assets	3.4	3.4
All other	4.2	3.5
Operations mix by tenant (1):
Senior Care Centers, LLC	17.3	16.4
Signature HealthCARE, LLC	12.3	14.2
Avamere Group, LLC	11.6	10.7
All other	58.8	58.7

(1)	Ratios are based on revenues (excluding net gain on lease termination) for each period presented.

(2)	Campuses are defined as multi-level properties.

We derive substantially all of our revenues by leasing assets under long-term triple-net leases with annual escalators, subject to certain limitations. Some of these escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in CPI, with caps, floors or collars.

Our three largest operators in aggregate accounted for approximately 41.2% of our total revenues (excluding net gain on lease termination) for the three months ended March 31, 2017. The failure or inability of any of these tenants to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof could have a material adverse effect on our business, financial condition, results of operations and liquidity. We cannot predict whether these tenants, and/or their respective subsidiaries or affiliates, will be able to effectively conduct their operations, operate our properties profitably or maintain and improve our properties, or that they they will have sufficient assets, equity, income, access to financing and/or insurance coverage to enable them to satisfy their respective lease and other obligations to us. We also cannot predict whether these tenants, and in particular our three largest operators, will elect to renew their leases with us upon expiration of their terms or whether we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic and other terms, if at all.

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

From time to time, our tenants, including some of our largest tenants, request financial accommodations, and in certain cases, we have granted or may grant accommodations to provide short-term liquidity. We cannot predict the timing or outcome of such discussions with our tenants, whether we will grant any such accommodations or what the impact might be on our financial results.

We also evaluate concentration risk as it pertains to the geographic location of our properties. For the three months ended March 31, 2017, our properties were located in 36 states across the United States, with properties in only one state (Texas - 20%) accounting for more than 10% of our total revenues (excluding net gain on lease termination).

Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic and other terms, if at all. Although our lease terms are staggered, the non-renewal of some or all of our triple-net leases in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to qualify as a REIT. During the three months ended March 31, 2017, we re-leased 11 properties whose leases had expired and were not renewed by the existing tenant and transitioned one additional property to a replacement operator. None of these re-leasings or transitions, individually or in the aggregate, had a material impact on our financial condition or results of operations for the period.
Market Risk
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.
As of March 31, 2017 and December 31, 2016, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $60.5 million and $61.0 million, respectively. See “Note 6—Loans Receivable, Net” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our consolidated financial statements included herein have been prepared in accordance with GAAP set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP

requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recently Issued or Adopted Relevant Accounting Standards
See Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements for information concerning recently issued accounting standards updates.
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
As of March 31, 2017 and December 31, 2016, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $60.5 million and $61.0 million, respectively.
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017.
Internal Control over Financial Reporting
During the first quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 16—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 1A.  RISK FACTORS
Risk Factors Related to the Proposed Merger with Sabra Health Care REIT, Inc.
The announcement and pendency of the proposed merger (the “Merger”) with Sabra Health Care REIT, Inc. (“Sabra”) may adversely affect our business, financial condition, and results of operations.
Uncertainty about the effect of the proposed Merger on our employees, operators and other parties may have an adverse effect on our business, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed Merger:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time, attention and resources towards the completion of the proposed Merger;

•	the potential adverse effect on tenant and vendor relationships, operating results and business generally resulting from the proposed Merger;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the merger agreement that we conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger, including certain acquisitions, divestitures and lease arrangements;

•	legal proceedings relating to the proposed Merger and the costs related thereto; and

•	the incurrence of significant costs, fees, expenses and liabilities for professional services and other transaction costs in connection with the proposed Merger.

The number of shares of Sabra common stock that CCP stockholders will receive for each share of CCP common stock in the Merger is fixed and will not be adjusted in the event of any change in either our or Sabra’s stock prices.
The exchange ratio is fixed in the merger agreement and will not be adjusted for changes in the market price of either our common stock or Sabra’s common stock. Stock price changes may result from a variety of factors (many of which are beyond our control), including:

•	changes in our and Sabra’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of the business, operations, financial position and prospects of either company or the combined company;

•	market assessments of the likelihood that the Merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of our or Sabra’s common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and Sabra operate; and

•
other factors beyond our control, including those described under the heading “Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition, and results of operations.
Consummation of the Merger is subject to specified conditions, including:

•
the affirmative vote of the holders of a majority of the outstanding shares of our common stock in favor of the adoption of the merger agreement and the approval of the transactions contemplated thereby;

•	the approval of the issuance of Sabra’s common stock in connection with the Merger by the affirmative vote of a majority of the votes cast by holders of Sabra’s common stock;

•	that no material statute, rule or regulation shall be in existence or shall have been enacted, promulgated, or entered by any governmental entity that renders the consummation of the Merger illegal;

•	the absence of any temporary restraining order, preliminary or permanent injunction or other order or legal restraint preventing the consummation of the Merger; and

•	other customary closing conditions.

We cannot provide any assurances that these conditions will be satisfied in a timely manner or at all or that the proposed Merger will occur.
The merger agreement also contains certain termination rights for both us and Sabra, and in certain specified circumstances upon such termination, we would be required to pay Sabra a termination fee of $38.5 million and for transaction expenses up to $15 million. If we are required to make these payments, doing so may materially adversely affect our business, financial condition, and results of operations.
We cannot provide any assurances that a remedy will be available to us in the event of a breach of the merger agreement by Sabra. Further, any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our tenants, vendors, operators and employees, could continue or accelerate in the event of a failed transaction. Also, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger.
If the proposed Merger closes, we will face various additional risks.
If the proposed Merger closes, the combined company will face various additional risks, including, among others:

•	the combined company expects to incur substantial expenses related to the Merger;

•
following the Merger, the combined company may be unable to integrate the businesses of our company and Sabra successfully and realize the anticipated synergies and other benefits of the Merger or do so within the anticipated timeframe;

•	following the Merger, the combined company may be unable to implement its future plans;

•	following the Merger, the combined company may be unable to retain key employees;

•	the risks associated with Sabra’s business could impact the value ultimately received by our stockholders;

•	the amount of debt that will need to be refinanced or amended in connection with the proposed Merger and the ability to do so on acceptable terms; and

•	the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2017:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	14,401	$24.81
February 1 through February 28	15,591	25.46
March 1 through March 31	19,693	25.54

(1)
Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2015 Incentive Plan. The value of the shares withheld is the closing price of our common stock on the date the vesting occurred (or, if not a trading day, the immediately preceding trading day).

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
2.1
Purchase and Sale Agreement dated as of April 10, 2017 among California Life Properties, LLC, California Mental Health Care Network-San Diego, LLC, Vista Life Properties, LLC, Illinois Life Properties, LLC, Nevada Life Properties, LLC, and Arizona Life Properties, LLC, as Seller, and CCP Lakeshore 4000 LLC, CCP Glendale 4001 LLC, CCP Tempe 4002 LLC, CCP Covina 4003 LP, CCP Ventura 4004 LP, and CCP San Diego 4005 LP, as Buyer.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on April 12, 2017.
2.2
Agreement and Plan of Merger, dated as of May 7, 2017, by and among Sabra Health Care REIT, Inc., Sabra Health Care Limited Partnership, PR Sub, LLC, Care Capital Properties, Inc. and Care Capital Properties, LP (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request).
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 8, 2017.
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
Date: May 10, 2017

CARE CAPITAL PROPERTIES, INC.

By:	/s/ RAYMOND J. LEWIS
Raymond J. Lewis Chief Executive Officer

By:	/s/ LORI B. WITTMAN
Lori B. Wittman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1
Purchase and Sale Agreement dated as of April 10, 2017 among California Life Properties, LLC, California Mental Health Care Network-San Diego, LLC, Vista Life Properties, LLC, Illinois Life Properties, LLC, Nevada Life Properties, LLC, and Arizona Life Properties, LLC, as Seller, and CCP Lakeshore 4000 LLC, CCP Glendale 4001 LLC, CCP Tempe 4002 LLC, CCP Covina 4003 LP, CCP Ventura 4004 LP, and CCP San Diego 4005 LP, as Buyer.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on April 12, 2017.
2.2
Agreement and Plan of Merger, dated as of May 7, 2017, by and among Sabra Health Care REIT, Inc., Sabra Health Care Limited Partnership, PR Sub, LLC, Care Capital Properties, Inc. and Care Capital Properties, LP (the schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K; a copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request).
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 8, 2017.
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