Form 10-Q/A
period 2017-03-31
Care Capital Properties, Inc.
filed 2017-05-11
CIK 1639947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission file number: 001-37356

Care Capital Properties, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	37-1781195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Care Capital Properties, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the Securities and Exchange Commission on May 10, 2017 (the “Original Filing”), is to file revised Section 906 certifications (Exhibits 32.1 and 32.2), as Exhibits 32.1 and 32.2 to the Original Filing inadvertently referenced the period ended September 30, 2016.  These certifications have been revised to correctly refer to the period ended March 31, 2017.  This Amendment No. 1 does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information included in the Original Filing remains unchanged.

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

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8- K, filed on April 12, 2017.

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

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8- K, filed on May 8, 2017.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Previously filed.

31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

101	Interactive Data File.	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2017

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

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8- K, filed on April 12, 2017.

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

Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8- K, filed on May 8, 2017.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Previously filed.

31.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Raymond J. Lewis, Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

32.2	Certification of Lori B. Wittman, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

101	Interactive Data File.	Previously filed.