Form 10-Q
period 2017-06-30
Care Capital Properties, Inc.
filed 2017-08-03
CIK 1639947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 001-37356

Care Capital Properties, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	37-1781195 (I.R.S. Employer Identification No.)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 1, 2017:
Common Stock, $0.01 par value	84,070,493

CARE CAPITAL PROPERTIES, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Real estate investments:
Land and improvements	$310,356	$262,064
Buildings and improvements	3,116,676	2,785,166
Construction in progress	23,026	45,892
Acquired lease intangibles	101,064	92,431
	3,551,122	3,185,553
Accumulated depreciation and amortization	(738,071)	(702,809)
Net real estate property	2,813,051	2,482,744
Net investment in direct financing lease	22,750	22,531
Net real estate investments	2,835,801	2,505,275
Loans receivable, net	80,990	62,264
Cash	12,094	15,813
Restricted cash	4,585	—
Goodwill	123,884	123,884
Other assets	128,106	105,132
Total assets	$3,185,460	$2,812,368
Liabilities and equity
Liabilities:
Term loans, senior notes and other debt	$1,758,501	$1,414,534
Tenant deposits	56,338	42,574
Lease intangible liabilities, net	71,010	103,182
Dividends payable	—	47,861
Accounts payable and other liabilities	38,999	37,177
Deferred income taxes	1,715	1,852
Total liabilities	1,926,563	1,647,180
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, unissued at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 300,000 shares authorized, 84,071 and 83,970 shares issued at June 30, 2017 and December 31, 2016, respectively	841	840
Additional paid-in capital	1,275,309	1,272,642
Dividends in excess of net income	(28,699)	(119,750)
Treasury stock, 0 and 11 shares at June 30, 2017 and December 31, 2016, respectively	(3)	(330)
Accumulated other comprehensive income	10,188	10,476
Total common stockholders’ equity	1,257,636	1,163,878
Noncontrolling interest	1,261	1,310
Total equity	1,258,897	1,165,188
Total liabilities and equity	$3,185,460	$2,812,368

See accompanying notes to the consolidated financial statements.

CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income, net	$84,880	$82,316	$163,101	$163,667
Income from investments in direct financing lease and loans	2,217	1,455	4,164	2,637
Real estate services fee income	1,458	1,478	2,683	3,183
Interest and other income	250	413	573	718
Net gain on lease termination	22,628	—	23,743	—
Total revenues	111,433	85,662	194,264	170,205
Expenses:
Interest	16,783	10,872	31,968	20,939
Depreciation and amortization	28,917	28,189	53,813	56,830
Impairment on real estate investments and associated goodwill	—	29	—	5,528
General, administrative and professional fees	8,602	8,839	17,330	16,840
Deal costs	8,280	866	8,477	2,026
Loss on extinguishment of debt	386	345	386	1,102
Other expenses, net	(1,513)	125	(600)	219
Total expenses	61,455	49,265	111,374	103,484
Income before income taxes, real estate dispositions and noncontrolling interests	49,978	36,397	82,890	66,721
Income tax expense	(172)	(129)	(411)	(550)
Gain on real estate dispositions	72,175	872	104,420	752
Net income	121,981	37,140	186,899	66,923
Net income attributable to noncontrolling interests	8	(11)	17	6
Net income attributable to common stockholders	$121,973	$37,151	$186,882	$66,917

Net income	121,981	37,140	186,899	66,923
Other comprehensive loss - derivatives	(2,283)	(6,144)	(288)	(11,935)
Total comprehensive income	119,698	30,996	186,611	54,988
Comprehensive income attributable to noncontrolling interests	8	(11)	17	6
Comprehensive income attributable to common stockholders	$119,690	$31,007	$186,594	$54,982

Earnings per common share:
Basic:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$1.45	$0.44	$2.23	$0.80
Diluted:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$1.45	$0.44	$2.23	$0.80

Dividends declared per common share	$0.57	$0.57	$1.14	$1.14

Weighted average shares used in computing earnings per common share:
Basic	83,724	83,595	83,697	83,569
Diluted	83,854	83,672	83,827	83,639

See accompanying notes to the consolidated financial statements.

CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2017 and the Year Ended December 31, 2016
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Additional Paid-In Capital	Dividends in Excess of Net Income	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	$838	$1,264,650	$(51,056)	$—	$—	$1,214,432	$1,415	$1,215,847
Net income attributable to common stockholders	—	—	122,743	—	—	122,743	—	122,743
Net change in noncontrolling interests	—	—	—	—	—	—	(105)	(105)
Issuance of common stock for acquisition	2	1,371	—	—	—	1,373	—	1,373
Stock-based compensation	—	6,621	—	(330)	—	6,291	—	6,291
Other comprehensive income	—	—	—	—	10,476	10,476	—	10,476
Dividends to common stockholders - $2.28 per share	—	—	(191,437)	—	—	(191,437)	—	(191,437)
Balance, December 31, 2016	$840	$1,272,642	$(119,750)	$(330)	$10,476	$1,163,878	$1,310	$1,165,188
Net income attributable to common stockholders	—	—	186,882	—	—	186,882	—	186,882
Net change in noncontrolling interests	—	—	—	—	—	—	(49)	(49)
Issuance of common stock	1	(1)	—	—	—	—	—	—
Stock-based compensation	—	2,668	—	327	—	2,995	—	2,995
Other comprehensive income	—	—	—	—	(288)	(288)	—	(288)
Dividends to common stockholders - $1.14 per share	—	—	(95,831)	—	—	(95,831)	—	(95,831)
Balance, June 30, 2017	$841	$1,275,309	$(28,699)	$(3)	$10,188	$1,257,636	$1,261	$1,258,897

See accompanying notes to the consolidated financial statements.

CARE CAPITAL PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$186,899	$66,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	49,463	60,360
Proceeds from insurance settlement	(2,474)	—
Amortization of above and below market lease intangibles, net	(3,060)	(3,982)
Amortization of deferred financing fees	2,081	2,527
Accretion of direct financing lease	(816)	(733)
Amortization of leasing costs and other intangibles	4,288	1,966
Amortization of stock-based compensation	2,907	2,921
Straight-lining of rental income, net	(408)	(41)
Gain on real estate dispositions	(104,420)	(752)
Net gain on lease termination	(23,743)	—
Loss on extinguishment of debt	386	1,102
Deferred income tax (benefit) expense	(137)	131
Other	(27)	(52)
Changes in operating assets and liabilities, net of effects of acquisitions:
Increase in other assets	(4,251)	(2,260)
Increase (decrease) in tenant deposits	2,496	(3,445)
Decrease in accounts payable and other liabilities	(4,519)	(3,844)
Net cash provided by operating activities	104,665	120,821
Cash flows from investing activities:
Net investment in real estate property	(371,840)	—
Proceeds from real estate disposals	93,718	76,990
Investment in loans receivable	(63,684)	(37,996)
Proceeds from loans receivable	45,818	35,226
Development project expenditures	(7,645)	(19,473)
Capital expenditures	(3,733)	(2,700)
Proceeds from insurance settlement	2,474	—
Net cash (used in) provided by investing activities	(304,892)	52,047
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	378,000	(80,500)
Proceeds from debt	—	300,000
Repayment of debt	(36,500)	(298,000)
Payment of deferred financing costs	—	(2,009)
Distributions to noncontrolling interest	(66)	(62)
Purchase of treasury stock	(1,234)	(654)
Cash distribution to common stockholders	(143,692)	(95,724)
Net cash provided by (used in) financing activities	196,508	(176,949)
Net decrease in cash	(3,719)	(4,081)
Cash at beginning of period	15,813	16,995
Cash at end of period	$12,094	$12,914

Supplemental disclosure of cash flow information:
Interest paid	$32,946	$17,836
Income taxes (net refunded) paid	(12)	505
Supplemental schedule of non-cash activities:
Transfer of real estate to receivables	68,764	29,432
Settlement of accrued acquisition costs via transfer of stock	—	1,373
(Decrease) increase in accrued capital expenditures	(2,568)	996
Transfer of liability accounted stock-based compensation awards to equity	1,322	1,379
Other acquisition-related investing activities	(9,760)	—
Proceeds from sales of real estate received in restricted cash	4,585	—

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
In May 2017, we entered into a definitive agreement with Sabra Health Care REIT, Inc. (“Sabra”) pursuant to which our two companies will combine in an all stock transaction. Under the terms of the agreement, at the effective time of the merger, our stockholders will receive 1.123 shares of Sabra common stock for each share of our common stock they own. The transaction is subject to customary closing conditions, including receipt of the approval of both companies’ shareholders. We and Sabra will each hold a special meeting of our respective stockholders on August 15, 2017 in connection with the merger and related transactions. The transaction is expected to close during the third quarter of 2017.
As of June 30, 2017, our portfolio consisted of 331 properties operated by 39 private regional and local care providers, spread across 37 states and containing a total of approximately 36,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
Note 2—Accounting Policies
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of results for the interim periods have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying consolidated financial statements and related notes should be read in conjunction with our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017. Please refer to our audited consolidated financial statements for the year ended December 31, 2016, as certain note disclosures contained in such audited consolidated financial statements have been omitted from these interim consolidated financial statements.
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

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which is specifically excluded from ASU 2014-09; however, we will continue to evaluate this assessment until the guidance becomes effective. We are currently in the process of reviewing our revenue contracts and lease agreements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which, among other things, requires lessees to recognize most leases on the balance sheet and, therefore, will increase reported assets and liabilities of such lessees. This new guidance is effective January 1, 2019, with early adoption permitted, and will require lessees to recognize a liability to make lease payments and a right-of-use asset, initially measured at the present value of lease payments, for both operating and financing leases. For leases with a term of twelve months or less, lessees will be permitted to make an accounting policy election by class of underlying asset to not recognize lease liabilities and lease assets. Under this new pronouncement, lessor accounting will be largely unchanged from existing GAAP. The pronouncement requires a modified retrospective method of adoption, with some optional practical expedients. Upon adoption, we will recognize a lease liability and a right-of-use asset for operating leases where we are the lessee, such as ground leases and office leases. We will continue to evaluate the impact of this guidance until it becomes effective.
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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not considered a business and, thus, accounted for as an asset acquisition (or disposition) as opposed to a business combination. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not considered a business. We elected to early adopt ASU 2017-01 on a prospective basis as of January 1, 2017. Under this new guidance, we expect that most acquisitions of investment property will not meet the definition of a business and, thus, will be accounted for as asset acquisitions. We allocate the purchase price of each acquired investment property that is accounted for as an asset acquisition based upon the relative fair value of the individual assets acquired and liabilities assumed, which generally include (i) land, (ii) building and other improvements, (iii) in-place lease value intangibles, (iv) acquired above and below market lease intangibles, (v) any assumed financing that is determined to be above or below market, and (vi) the value of customer relationships. Asset acquisitions do not give rise to goodwill, and the related transaction costs are capitalized and included with the allocated purchase price.

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
We assess our rent receivables, including straight-line rent receivables, to determine whether an allowance is appropriate. We base our assessment of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions, including government reimbursement. If our evaluation of these factors indicates that we may not be able to recover the full value of the receivable, we provide an allowance against the portion of the receivable that we estimate may not be recovered. We base our assessment of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trends of the property, the historical payment pattern of the tenant, the type of property and government reimbursement. If our evaluation of these factors indicates that we may not be able to receive the increases in rent payments due in the future, we provide an allowance against the recognized straight-line rent receivable asset that we estimate may not be received. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust the allowance to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Our remaining leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Our accounts receivable balance was $6.0 million and $2.9 million, net of allowances of $5.6 million and $3.7 million, respectively, as of June 30, 2017 and December 31, 2016. We recognized charges (benefit) for rental income allowances within rental income, net in our consolidated statements of income and comprehensive income of $0.6 million and $(1.0) million, respectively, for the three months ended June 30, 2017 and 2016 and $2.1 million and $0.9 million, respectively, for the six months ended June 30, 2017 and 2016.
Our straight-line rent receivable balance was $1.1 million and $0.7 million, net of allowances of $100.7 million and $97.1 million, respectively, as of June 30, 2017 and December 31, 2016. We recognized charges for straight-line rent allowances within rental income, net in our consolidated statements of income and comprehensive income of $4.1 million and $3.8 million, respectively, for the three months ended June 30, 2017 and 2016 and $4.8 million and $11.1 million, respectively, for the six months ended June 30, 2017 and 2016.
Our properties were located in 37 states as of June 30, 2017, with properties in only one state (Texas) accounting for more than 10% of our total revenues for the three months then ended.
As of June 30, 2017, Senior Care Centers, LLC (together with its subsidiaries, “SCC”), Signature Healthcare Services, LLC (“SHS”) and Avamere Group, LLC (together with its subsidiaries, “Avamere”) operated approximately 18.4%, 10.6% and 10.2%, respectively, of our real estate investments based on gross book value.
For the three and six months ended June 30, 2017, approximately 16.1%, 13.8% and 11.0% and 16.7%, 13.1% and 11.3% of our total revenues excluding net gain on lease termination were derived from our lease and loan agreements with SCC, Signature HealthCARE, LLC (together with its subsidiaries, “Signature”) and Avamere, respectively. For the three and six months ended June 30, 2016, approximately 16.2%, 14.2% and 10.7% and 16.3%, 14.2%, and 10.7% of our total revenues were derived from our lease and loan agreements with SCC, Signature and Avamere, respectively.
Note 4—Acquisitions of Real Estate Property
In April 2017, we completed the acquisition of six behavioral health hospitals from affiliates of Signature Healthcare Services, LLC (“SHS”) for a total purchase price of $378.6 million, which included a fair market value purchase option, exercisable beginning in October 2018, to purchase one additional building. We funded a portion of this transaction with restricted cash held in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account. Concurrent with the closing of the transaction, we entered into a long-term triple-net lease with affiliates of SHS to operate the acquired properties at an initial contractual annual base rent of $30.3 million.
In March 2017, we completed the acquisition of one SNF for $3.0 million as part of the $39 million sale-leaseback transaction with an existing operator that was partially consummated in December 2016. In December 2016, we acquired four SNFs, one seniors housing communities and one campus (consisting of one SNF and one seniors housing community) from the operator for $36.0 million. As of March 31, 2017, all seven properties were held in a Code Section 1031 exchange escrow account with a qualified intermediary, and as of June 30, 2017, the properties had been released from the escrow account.
Estimated Fair Value
We accounted for our 2017 and 2016 acquisitions under the acquisition method in accordance with ASC 805.
The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed during 2017 and 2016 (in thousands):

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Land and improvements	$49,384	$2,240
Buildings and improvements	320,561	31,640
Acquired lease intangibles	15,176	2,120
Total assets acquired	385,121	36,000
Tenant deposits	10,757	765
Accounts payable and other liabilities	2,524	—
Total liabilities assumed	13,281	765
Net assets acquired	$371,840	$35,235
Aggregate Revenue and NOI
For the three and six months ended June 30, 2017, aggregate revenues and net operating income (“NOI”) derived from our 2017 real estate acquisitions during our period of ownership were both $5.8 million. We did not complete any acquisitions during the three or six months ended June 30, 2016.
Unaudited Pro Forma
The following table illustrates the effect on revenues and net income attributable to common stockholders as if we had consummated the acquisitions completed during the six months ended June 30, 2017 as of January 1, 2016:

	For the Six Months Ended June 30,
	2017	2016
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$204,989	$364,418
Net income attributable to common stockholders	193,729	133,430
Net income attributable to common stockholders, per basic share	$2.31	$1.60
Net income attributable to common stockholders, per diluted share	2.31	1.60
Deal Costs
Effective January 1, 2017, we adopted ASU 2017-01 and will capitalize acquisition costs associated with completed asset acquisitions. For the three and six months ended June 30, 2017, deal costs consist of expenses associated with transactions that were not consummated, operator transitions and merger-related costs. For the three and six months ended June 30, 2016, deal costs consist of expenses primarily related to transactions, whether consummated or not, and operator transitions. Deal costs were $8.3 million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively, and $8.5 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. Included in deal costs for the three and six months ended June 30, 2017 is a lease termination fee of $2.0 million incurred in connection with the transition of fifteen SNFs to new operators.

Note 5—Assets Held For Sale and Dispositions of Real Estate Property

As of June 30, 2017 and December 31, 2016, we classified twelve properties and thirty properties, respectively, as assets held for sale. The corresponding assets are included in other assets on our consolidated balance sheets and the corresponding liabilities are included in accounts payable and other liabilities on our consolidated balance sheets.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Rollforward of Assets Held For Sale
	Number of Properties	Net Book Value
		(In thousands)
December 31, 2016	30	$66,871
Properties added	4	5,264
Properties sold	(22)	(53,767)
June 30, 2017	12	$18,368
During the three months ended June 30, 2017, we sold thirteen SNFs for aggregate consideration of $103.0 million. During the six months ended June 30, 2017, we sold twenty-two SNFs for aggregate consideration of $172.0 million, of which $4.0 million is contingent consideration. We recognized a total gain of $72.2 million and $104.4 million, respectively, on the dispositions for the three and six months ended June 30, 2017. We also recognized a deferred gain of $8.0 million as of June 30, 2017, which is reflected in accounts payable and other liabilities. In connection with the sale of thirteen SNFs, we made a $8.0 million loan to an affiliate of the purchasers. See “Note 6—Loans Receivable, Net.” All twenty-two SNFs sold were previously classified as held for sale. As of June 30, 2017, a portion of the net proceeds from these sales were held in a Code Section 1031 exchange escrow account with a qualified intermediary and reflected in restricted cash on our consolidated balance sheets.
During the three and six months ended June 30, 2016, we sold eight and fifteen SNFs for aggregate consideration of $96.6 million and $106.5 million, respectively. We recognized a net gain of $0.9 million and $0.8 million, respectively, on the dispositions for the three and six months ended June 30, 2016. In connection with the sale of seven SNFs, we made a mezzanine loan to an affiliate of the purchasers in the amount of $25.0 million. And in connection with the sale of one SNF, we made an 18-month secured loan to the purchaser in the amount of $4.5 million. See “Note 6—Loans Receivable, Net.” All fifteen SNFs sold were previously classified as held for sale.
For the three and six months ended June 30, 2017, we did not recognize any impairment charges. For the three and six months ended June 30, 2016, we recognized a $0.0 million and $5.5 million impairment on real estate assets and goodwill, respectively, as a result of our decision to pursue the sale or transition of certain properties in our portfolio. The fair value was estimated based on the intended purchase price of the property or based on a market approach and Level 3 inputs.
During the three and six months ended June 30, 2017, we received $2.5 million in insurance proceeds in excess of our estimated recovery related to one SNF located in West Virginia that sustained property damage due to casualty in 2016. We recognized the estimated net loss of $3.6 million in the year ended December 31, 2016, which was reflected in the other expenses, net line on our consolidated statements of income.
Note 6—Loans Receivable, Net
Below is a summary of our loans receivable as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)
Mortgage loans receivable, net	$9,428	$8,994	$9,313	$8,746
Other loans receivable, net	71,562	70,923	52,951	52,288
Total loans receivable, net	$80,990	$79,917	$62,264	$61,034

Mortgage Loans Receivable, Net
Mortgage loans receivable, net represents two loans. One loan, with a principal amount of $5.6 million and a net carrying value of $5.3 million, is secured by one SNF, has a stated interest rate of 9.75% per annum and matures in 2018. The other loan, with a principal amount of $4.5 million and a net carrying value of $4.2 million, is secured by one SNF, has a stated interest rate of 10.0% per annum, and was previously scheduled to mature in 2017. This loan was made to the purchaser of the property in February 2016 and was cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower. In February 2017, we converted the loan to a secured construction loan and committed funds up to approximately $19.0 million to finance the redevelopment of the SNF to a behavioral healthcare facility. The converted loan has a stated interest rate of 10.0% per annum and matures in 2027. Interest on the loan represents unrecognized profit.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Loans Receivable, Net
During the three and six months ended June 30, 2017, we made two loans to existing operators, one of which has a principal amount of $5.4 million, matures in June 2022 and has a stated interest rate of 10.0% per annum and the other of which has a principal amount of $7.0 million, matures in October 2017 and has a stated interest rate of 10.0%. In addition, we made an $8.0 million loan that matures in June 2019 with a stated interest rate of 10.0% per annum to an affiliate of the purchasers of thirteen disposed SNFs. In connection with operator transitions during the three and six months ended June 30, 2017, we made three working capital loans, of which $2.1 million principal amount was outstanding at June 30, 2017.
During the three months ended June 30, 2016, we made a four-year mezzanine loan in the amount of $25.0 million and maturing in 2020 to an affiliate of the purchasers of seven properties we sold. The loan has a stated interest rate of 10.0% per annum. It is secured by equity interests in subsidiaries of the borrower and cross-collateralized and cross-defaulted to our lease agreements with affiliates of the borrower. During the six months ended June 30, 2016, in connection with the transition of fourteen SNFs from our existing tenant to two replacement operators, we made or purchased working capital loans, of which $2.2 million principal amount was outstanding at June 30, 2017.
The remaining loans receivable balance of $21.8 million as of June 30, 2017 consists of eight loans with various operators with interest rates ranging from 5.0% to 11.3% per annum and maturity dates through 2027.
Interest income on loans receivable, net for the three months ended June 30, 2017 and 2016 was $1.5 million and $0.8 million, respectively. Interest income on net loans receivable for the six months ended June 30, 2017 and 2016 was $2.8 million and $1.4 million, respectively.
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
Note 7—Intangible Assets and Liabilities and Goodwill
The following is a summary of our intangible assets and liabilities and goodwill as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$52,716	9.1	$56,570	11.1
In-place lease intangibles	48,348	10.8	35,861	12.8
Tradename, technology and customer relationships	2,950	3.0	2,950	3.5
Accumulated amortization	(46,690)	N/A	(44,511)	N/A
Goodwill	123,884	N/A	123,884	N/A
Net intangible assets	$181,208	10.0	$174,754	11.5
Intangible liabilities:
Below market lease intangibles	$132,182	11.5	$167,789	15.0
Above market ground lease intangibles	1,907	51.4	1,907	51.9
Accumulated amortization	(68,625)	N/A	(72,060)	N/A
Purchase option intangibles	5,546	N/A	5,546	N/A
Net intangible liabilities	$71,010	12.7	$103,182	15.7

N/A—Not Applicable.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Above market lease intangibles and in-place lease intangibles are included in acquired lease intangibles within real estate investments on our consolidated balance sheets. Below market lease intangibles, above market ground lease intangibles and purchase option intangibles are included in lease intangible liabilities, net on our consolidated balance sheets. Tradename, technology and customer relationships are associated with our specialty valuation firm subsidiary and included in other assets on our consolidated balance sheets. For the three months ended June 30, 2017 and 2016, our net accretion related to all of these intangibles was $0.4 million and $1.2 million, respectively. For the six months ended June 30, 2017 and 2016, our net accretion related to all of these intangibles was $1.4 million and $2.4 million, respectively. The estimated net accretion related to these intangibles for the remainder of 2017 and the subsequent four years is as follows: remainder of 2017 - $0.2 million; 2018 - $0.6 million; 2019 - $1.1 million; 2020 - $1.6 million; and 2021 - $0.6 million.

For the three and six months ended June 30, 2017, we recognized revenues of $22.6 million and $23.7 million, respectively, due to the accelerated amortization of above and below market rent intangibles as a result of the lease termination with respect to properties transitioned to new operators, which is recorded in net gain on lease termination. In addition, for the transitioned properties, depreciation and amortization increased by $1.9 million and $2.1 million for the three and six months ended June 30, 2017, respectively, due to accelerated amortization of in-place lease intangibles. As a result of the operator transition and lease termination, we incurred a lease termination fee of $2.0 million, which is reflected in deal costs on the consolidated statements of income.

Note 8—Other Assets
The following is a summary of our other assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Straight-line rent receivables, net	$1,065	$657
Deferred lease costs, net	5,963	5,471
Assets held for sale	21,240	70,103
Derivative fair value asset	10,188	10,476
Other assets, net	89,650	18,425
Total other assets	$128,106	$105,132

Other assets, net includes a $68.8 million receivable pertaining to sale proceeds held in an escrow account as of June 30, 2017.

Note 9—Borrowing Arrangements
The following is a summary of our term loans, senior notes and other debt as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Unsecured revolving credit facility	$402,000	$24,000
Secured term loan due 2019	98,500	135,000
Unsecured term loan due 2020	474,000	474,000
Unsecured term loan due 2023	200,000	200,000
5.125% senior notes due 2026	500,000	500,000
5.38% senior notes due 2027	100,000	100,000
Total	1,774,500	1,433,000
Unamortized debt issuance costs	15,999	18,466
Term loans, senior notes and other debt	$1,758,501	$1,414,534

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility (the “Facility”) is comprised of a $600 million revolving credit facility (the “Revolver”), a $600 million term loan due 2017 (which has been repaid in full) and an $800 million term loan due 2020. Borrowings under the Facility bear interest at a fluctuating rate per annum equal to LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings. At June 30, 2017, the applicable margin was 1.30% for Revolver borrowings and 1.50% for term loan borrowings, and we had approximately $198 million of unused borrowing capacity available under the Revolver. For the three months ended June 30, 2017 and 2016, we recognized interest expense of $5.2 million and $6.6 million, respectively, related to the Facility. For the six months ended June 30, 2017 and 2016, we recognized interest expense of $8.5 million and $13.6 million, respectively, related to the Facility.
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC (“Care Capital GP”), as guarantors, entered into a Term Loan and Guaranty Agreement with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 at an interest rate of LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at June 30, 2017. For the three months ended June 30, 2017 and 2016, we recognized interest expense of $1.4 million and $1.1 million, respectively, related to the $200 million term loan. For the six months ended June 30, 2017 and 2016, we recognized interest expense of $2.7 million and $1.9 million, respectively, related to the $200 million term loan.
Also in January 2016, we entered into agreements to swap a total of $600 million of indebtedness outstanding under our $200 million term loan and our $800 million term loan, effectively converting the interest on that debt from floating rates to fixed rates. The swap agreements have original terms of 4.6 years and seven years.
Secured Term Loan
In July 2016, certain wholly owned subsidiaries of Care Capital LP, as borrowers (the “Borrowers”), entered into a Loan Agreement with a syndicate of banks providing for a $135 million term loan due 2019 that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80%. The term loan is currently secured by first lien mortgages and assignments of leases and rents on ten facilities owned by the Borrowers. The payment and performance of the Borrowers’ obligations under the term loan are guaranteed by CCP and Care Capital LP. During the three months ended June 30, 2017, we repaid $36.5 million principal amount of the term loan. For the three and six months ended June 30, 2017, we recognized interest expense of $1.0 million and $1.8 million, respectively, related to this loan.
Senior Notes
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. In February 2017, we completed an offer to exchange the Notes due 2026 with a new series of notes that are registered under the Securities Act of 1933, as amended (the “Securities Act”), and are otherwise substantially identical to the original Notes due 2026, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer. For the three and six months ended June 30, 2017, we recognized interest expense of $6.4 million and $12.8 million, respectively, related to the Notes due 2026.
In May 2016, Care Capital LP issued and sold $100.0 million aggregate principal amount of 5.38% Senior Notes due May 17, 2027 (the “Notes due 2027”) in a private placement exempt from registration under the Securities Act, for total proceeds of $100.0 million before expenses. The Notes due 2027 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. For the three and six months ended June 30, 2017, we recognized interest expense of $1.3 million and $2.7 million, respectively, related to the Notes due 2027. For the three and six months ended June 30, 2016, we recognized interest expense of $0.7 million and $0.7 million, respectively, related to the Notes due 2027.
Debt Maturities
As of June 30, 2017, our indebtedness had the following maturities:

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Principal Amount Due at Maturity	Revolver (1)	Total Maturities
	(In thousands)
2019	$98,500	$402,000	$500,500
2020	474,000	—	474,000
2021	—	—	—
Thereafter	800,000	—	800,000
Total Maturities	$1,372,500	$402,000	$1,774,500

(1) As of June 30, 2017, we had $12.1 million of unrestricted cash, resulting in $389.9 million of net borrowings outstanding under the Revolver. The Revolver may be extended, at Care Capital LP’s option, for two additional six-month periods.

Fair Value of Debt

As of June 30, 2017, the fair value and carrying value of our term loans, senior notes and other debt totaled $1.7 billion.

Note 10— Derivatives and Hedging Activities
We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate, liquidity and credit risk, primarily by managing the amount, sources, and duration of our debt funding and the use of derivative financial instruments. Specifically, we enter into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of our known or expected cash receipts and our known or expected cash payments principally related to our investments and borrowings. We recognized interest expense of $0.5 million and $1.3 million related to derivatives and hedging activities in the three months ended June 30, 2017 and 2016, respectively. We recognized interest expense of $1.2 million and $2.2 million related to derivatives and hedging activities in the six months ended June 30, 2017 and 2016, respectively.
Cash Flow Hedges of Interest Rate Risk
Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish these objectives, we primarily use interest rate swaps as part of our interest rate risk management strategy. As of June 30, 2017 and December 31, 2016, we had eight outstanding interest rate swaps with a combined notional amount of $600 million that were designated as cash flow hedges of interest rate risk. During the six months ended June 30, 2017 and 2016, these derivatives were used to hedge the variable cash flows associated with existing variable rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $0.4 million will be reclassified as a decrease to interest expense.
The table below presents the fair value of our derivative financial instruments, as well as their classification on our consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in thousands):

	Asset Derivative
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017 Fair Value	December 31, 2016 Fair Value
Interest rate contracts	Other assets	$10,188	$10,476
As of June 30, 2017 and December 31, 2016, we did not have any derivative instruments in a net liability position.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the effect of our derivative financial instruments on our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2017 and 2016 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain/Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
Three months ended June 30, 2017
Interest rate contracts	$(2,730)	Interest expense	$(447)
Three months ended June 30, 2016
Interest rate contracts	$(7,456)	Interest expense	$(1,312)
Six months ended June 30, 2017
Interest rate contracts	$(1,525)	Interest expense	$(1,237)
Six months ended June 30, 2016
Interest rate contracts	$(14,164)	Interest expense	$(2,229)
Our derivatives were 100% effective, and therefore, we did not record any hedge ineffectiveness in earnings during the three or six months ended June 30, 2017 and 2016. We did not offset our derivative financial instrument asset against any derivative financial instrument liabilities as of June 30, 2017 or December 31, 2016.
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
The table below presents our derivative financial instrument asset measured at fair value on a recurring basis as of June 30, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
Derivative financial instrument asset	$—	$10,188	$—	$10,188

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 11—Income Taxes
We elected to be treated as a REIT under the Code, beginning with the taxable year ended December 31, 2015. As long as we qualify as a REIT under the Code, we generally will not be subject to federal income tax. We test our compliance with the REIT requirements on a quarterly and annual basis. We also review our distributions and projected distributions each year to ensure we have met and will continue to meet the annual REIT distribution requirements. However, as a result of our structure, we may be subject to income or franchise taxes in certain states and municipalities.
Subject to the limitation under the REIT asset test rules, we are permitted to own up to 100% of the stock of one or more taxable REIT subsidiaries (“TRSs”). We have elected for one of our subsidiaries to be treated as a TRS, which is subject to federal, state and local income taxes.
Although the TRS will be required to pay minimal federal income taxes for the three months ended June 30, 2017, the related federal income tax liability may increase in future periods.
Our consolidated provision for income taxes for the three and six months ended June 30, 2017 was an expense of $0.2 million and $0.4 million, respectively. Our consolidated provision for income taxes for the three and six months ended June 30, 2016 was an expense of $0.1 million and $0.6 million, respectively.
As of June 30, 2017, we recognized a $0.4 million tax liability for an uncertain tax position, and as of December 31, 2016, we had no uncertain tax positions which would require us to record a tax exposure liability.
Note 12—Stock-Based Compensation
In August 2015, we adopted the Care Capital Properties, Inc. 2015 Incentive Plan (the “Plan”), pursuant to which options to purchase common stock, shares of restricted stock or restricted stock units (“RSUs”), performance shares and other equity awards may be granted to our employees, directors and consultants. A total of 7,000,000 shares of our common stock was reserved initially for issuance under the Plan. During the three and six months ended June 30, 2017, we granted 20,800 and 161,645 shares of restricted stock and 4,160 and 39,046 RSUs, including performance-based units, to employees and directors under the Plan having a grant date fair value of $0.7 million and $5.3 million, respectively. During the three and six months ended June 30, 2016, we granted 25,644 and 132,439 shares of restricted stock, 496,859 options to purchase common stock, and 0 and 41,626 RSUs, including performance-based units, to employees and directors under the Plan having a grant date fair value of $0.7 million and $19.6 million, respectively. The value of shares of restricted stock granted is the closing price of our common stock on the date of grant. Restricted stock and option awards granted to employees generally vest in three equal annual installments beginning on the date of grant or on the first anniversary of the date of grant. For shares with a graded vesting schedule that only require service, we recognize stock-based compensation expense on a straight-line basis over the requisite service period of the last separately vesting portion of the award. Performance-based RSUs granted to employees generally vest on the day on which our Compensation Committee meets to determine our level of achievement over the performance period.

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Earnings Per Share
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income attributable to common stockholders	$121,973	$37,151	$186,882	$66,917
Less: dividends on unvested restricted shares	(175)	(191)	(351)	(382)
Net income attributable to common stockholders excluding dividends on unvested restricted shares	$121,798	$36,960	$186,531	$66,535

Denominator:
Denominator for basic earnings per share—weighted average shares	83,724	83,595	83,697	83,569
Effect of dilutive securities:
Stock options	1	1	1	1
Restricted stock	129	76	129	69
Denominator for diluted earnings per share—adjusted weighted average shares	83,854	83,672	83,827	83,639
Basic earnings per share:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$1.45	$0.44	$2.23	$0.80
Diluted earnings per share:
Net income attributable to common stockholders, excluding dividends on unvested restricted shares	$1.45	$0.44	$2.23	$0.80
Note 14—Stockholders’ Equity

In December 2016, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $250 million of our common stock. During the six months ended June 30, 2017, we did not issue or sell any shares of common stock under the ATM program.
Dividends
On January 5, 2017, we paid the fourth quarterly installment of our 2016 cash dividend in the amount of $0.57 per share to the holders of record of our common stock on December 16, 2016.
On March 31, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of March 10, 2017.
On June 30, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of June 9, 2017.
Note 15—Litigation
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

CARE CAPITAL PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Between June 29 and July 10, 2017, five putative class action lawsuits were filed in the United States District Court for the District of Delaware, and were subsequently consolidated under the caption In re Care Capital Properties, Inc. Shareholder Litigation, Consolidated Case No. 1:17-cv-00859-LPS (the “Consolidated Delaware Litigation”).  The Consolidated Delaware Litigation names us and our directors as defendants, and certain of the lawsuits also name as defendants Sabra, PR Sub, LLC, a wholly owned subsidiary of Sabra (“Merger Sub”), Care Capital LP, and Sabra Health Care Limited Partnership (“Sabra LP”). On June 30, 2017, a putative class action lawsuit (Douglas v. Care Capital Props., Inc., et al., Case No. 1:17-cv-04942) (the “Illinois Litigation”) was filed in the United States District Court for the Northern District of Illinois against us and our directors, and on July 28, 2017, the Court entered the parties’ voluntary stipulation staying the Illinois Litigation. All six lawsuits allege that the joint proxy statement/prospectus related to the proposed merger violated federal securities laws in purportedly omitting to disclose information necessary to make the statements therein not materially false or misleading. The lawsuits seek, among other things, an injunction of the proposed merger; dissemination of a revised registration statement; declarations that the registration statement violated federal securities laws; damages, including rescissory damages; and an award of costs and attorneys’ fees. The lawsuits are in a preliminary stage. We, our directors, Sabra, Merger Sub, Care Capital LP, and Sabra LP believe that each of these actions is without merit. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.
Note 16—Summarized Condensed Consolidating and Combining Information
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

Note 17—Subsequent Events
Pursuant to our merger agreement with Sabra, on August 2, 2017, our Board of Directors declared a prorated third quarter 2017 dividend on our common stock, conditioned upon the completion of the merger.  The dividend will be payable in cash to stockholders of record at the close of business on the last business day prior to the date on which the merger becomes effective (the “Effective Time”).  The per share dividend amount payable by us will be equal to our most recent quarterly dividend rate ($0.57), multiplied by the number of days elapsed since our last dividend payment date (June 30, 2017) through and including the day immediately prior to the day on which the Effective Time occurs, divided by the actual number of days in the calendar quarter in which such dividend is declared (92). If the merger does not close, the prorated dividend will not be paid.

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
Factors that could cause our actual future results and trends to differ materially from those anticipated are discussed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2017, and in Part II, Item IA of this Quarterly Report on Form 10-Q.
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
As of June 30, 2017, our portfolio consisted of 331 properties operated by 39 private regional and local care providers, spread across 37 states and containing a total of approximately 36,000 beds/units. We conduct all of our operations through our wholly owned operating partnership, Care Capital Properties, LP (“Care Capital LP”), and its subsidiaries.
2017 Highlights and Recent Developments

•
In May 2017, we entered into a definitive agreement with Sabra Health Care REIT, Inc. (“Sabra”) pursuant to which our two companies will combine in an all stock transaction. Under the terms of the agreement, at the effective time of the merger, our stockholders will receive 1.123 shares of Sabra common stock for each share of our common stock they own. The transaction is subject to customary closing conditions, including receipt of the approval of both companies’ shareholders. We and Sabra will each hold a special meeting of our respective stockholders on August 15, 2017 in connection with the merger and related transactions. The transaction is expected to close during the third quarter of 2017.

Investing Activities

•
In April 2017, we completed the acquisition of six behavioral health hospitals from affiliates of Signature Healthcare Services, LLC (“SHS”) for a total purchase price of $378.6 million, which included a fair market value purchase option, exercisable beginning in October 2018, to purchase one additional building. Concurrent with the closing of the transaction, we entered into a long-term triple-net lease with affiliates of SHS to operate the acquired properties at an initial contractual annual base rent of $30.3 million. This is a new operator relationship in our portfolio.

•
In March 2017, we completed the acquisition of one SNF for $3.0 million as part of the $39 million sale-leaseback transaction with an existing operator that was partially consummated in December 2016. In December 2016, we acquired four SNFs, one seniors housing communities and one campus (consisting of one SNF and one seniors housing community) from the operator for $36.0 million.

•
In June 2017, we sold thirteen SNFs for aggregate consideration of $103.0 million and recognized a total gain of $72.2 million on the dispositions. As part of the transaction, we provided a $8.0 million loan to an affiliate of the purchasers. During the three months ended March 31, 2017, we sold nine SNFs for aggregate consideration of $69.0 million, of which $4.0 million is contingent consideration, and recognized a total gain of $32.2 million on the dispositions. All of these SNFs were previously classified as held for sale. As of June 30, 2017, a portion of the net proceeds from these sales were held in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary and reflected in restricted cash on our consolidated balance sheets.

Operating Activities

•
During the first half of 2017, we transitioned twenty-nine SNFs from existing tenants to replacement operators in consensual transactions. In connection with these transitions, we made certain working capital loans to the replacement operators.

•
In February 2017, we converted the mortgage loan that was made to the purchaser of a closed SNF in connection with the sale of the property in February 2016 to a secured construction loan and committed funds up to approximately $19.0 million to finance the redevelopment of the SNF to a behavioral healthcare facility. The converted loan has a stated interest rate of 10.0% per annum and matures in 2027.

Financing Activities

•	On January 5, 2017, we paid the fourth quarterly installment of our 2016 cash dividend in the amount of $0.57 per share to the holders of record of our common stock on December 16, 2016.

•	On March 31, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock on March 10, 2017.

•	On June 30, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock on June 9, 2017.

•
Pursuant to our merger agreement with Sabra, on August 2, 2017, our Board of Directors declared a prorated third quarter 2017 dividend on our common stock, conditioned upon the completion of the merger.  The dividend will be payable in cash to stockholders of record at the close of business on the last business day prior to the date on which the merger becomes effective (the “Effective Time”).  The per share dividend amount payable by us will be equal to our most recent quarterly dividend rate ($0.57), multiplied by the number of days elapsed since our last dividend payment date (June 30, 2017) through and including the day immediately prior to the day on which the Effective Time occurs, divided by the actual number of days in the calendar quarter in which such dividend is declared (92). If the merger does not close, the prorated dividend will not be paid.

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
Three and Six Months Ended June 30, 2017 and 2016
The table below shows our results of operations for the three and six months ended June 30, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Increase (Decrease) to Net Income				Increase (Decrease) to Net Income
	2017	2016	$	%	2017	2016	$	%
	(Dollars in thousands)				(Dollars in thousands)
Revenues:
Rental income, net	$84,880	$82,316	$2,564	3.1%	$163,101	$163,667	$(566)	(0.3)%
Income from investments in direct financing lease and loans	2,217	1,455	762	52.4	4,164	2,637	1,527	57.9
Real estate services fee income	1,458	1,478	(20)	(1.4)	2,683	3,183	(500)	(15.7)
Interest and other income	250	413	(163)	(39.5)	573	718	(145)	(20.2)
Net gain on lease termination	22,628	—	22,628	nm	23,743	—	23,743	nm
Expenses:
Interest	16,783	10,872	5,911	54.4	31,968	20,939	11,029	52.7
Depreciation and amortization	28,917	28,189	728	2.6	53,813	56,830	(3,017)	(5.3)
Impairment on real estate investments	—	29	(29)	nm	—	5,528	(5,528)	nm
General, administrative and professional fees	8,602	8,839	(237)	(2.7)	17,330	16,840	490	2.9
Deal costs	8,280	866	7,414	856.1	8,477	2,026	6,451	318.4
Loss on extinguishment of debt	386	345	41	11.9	386	1,102	(716)	(65.0)
Other expenses, net	(1,513)	125	(1,638)	nm	(600)	219	(819)	(374.0)

Gain on real estate dispositions	72,175	872	71,303	nm	104,420	752	103,668	nm

nm - not meaningful

Rental Income, Net
Rental income increased during the three months ended June 30, 2017 compared to the same period last year primarily due to the acquisition of SHS in late April 2017. Rental income remained consistent during the six months ended June 30, 2017 compared to the prior year period due to property dispositions in late 2016 and 2017 and rent abatements or rent restructures on new and existing leases, offset by the December 2016 acquisition and contractual rent escalations.
Income from Investments in Direct Financing Lease and Loans
Income from investments in direct financing lease and loans, which represents the income from our direct financing lease and our loans receivable, increased during the three and six months ended June 30, 2017 over the same periods last year due to additional loans made in 2016 and 2017.
Real Estate Services Fee Income
Real estate services fee income represents revenue generated by our specialty valuation firm subsidiary for services such as appraisal reports, preliminary market studies, market studies, self-contained appraisal reports for in-court tax appeals and in-court expert testimonials.
Interest
Interest represents the interest expense and amortization of debt issuance costs incurred in connection with borrowings under our revolving credit facility, term loans and senior notes. The increase in the three and six months ended June 30, 2017 compared to the same periods last year is due to the refinancing in 2016 of certain indebtedness, as well as additional net borrowings under our revolving credit facility.
Depreciation and Amortization
Depreciation and amortization expense decreased during the three and six months ended June 30, 2017 compared to the same periods last year primarily due to dispositions completed in 2016, offset by properties acquired in late 2016 and the first half of 2017.

Impairment on Real Estate Investments and Associated Goodwill
We did not recognize any impairments on real estate investments during the three and six months ended June 30, 2017. For the three and six months ended June 30, 2016, we recognized impairments of $0.0 million and $5.5 million, respectively, as a result of reclassifying properties as held for sale and subsequently disposing of the assets.
General, Administrative and Professional Fees
General, administrative and professional fees for the three and six months ended June 30, 2017 include expenses incurred by our specialty valuation firm subsidiary in the amount of $1.4 million and $2.8 million, respectively. The general, administrative and professional fees for the three and six months ended June 30, 2017 compared to the prior year periods are consistent primarily due to additional headcount that offsets the expiration of the transition services agreement with Ventas, Inc. that occurred in August 2016.
Deal Costs
Effective January 1, 2017, we adopted ASU 2017-01 and will capitalize acquisition costs associated with completed asset acquisitions. For the three and six months ended June 30, 2017, deal costs consist of expenses associated with transactions that were not consummated, operator transitions and merger-related costs. In addition, during the three months ended June 30, 2017, we paid a lease termination fee of $2.0 million in connection with an operator transition of fifteen SNFs. For the three and six months ended June 30, 2016, deal costs consist of expenses primarily related to transactions, whether consummated or not, and operator transitions.
Loss on Extinguishment of Debt
In connection with our 2016 debt refinancings, we incurred a loss on extinguishment of debt for the three and six months ended June 30, 2016. This loss was due to the write-off of unamortized debt issuance costs associated with the repayment of a portion of indebtedness outstanding under our previous unsecured term loan due 2017. We incurred a loss on extinguishment of debt for the three and six months ended June 30, 2017 as a result of the $36.5 million repayment of a portion of our secured term loan.
Other Expenses, Net
Other expenses, net consists primarily of certain unreimbursable expenses, such as legal and other professional services, related to our triple-net leased portfolio. In addition, we received $2.5 million in insurance proceeds in excess of our estimated recovery related to one SNF located in West Virginia that sustained property damage due to casualty in 2016. We recognized the estimated net loss of $3.6 million in the year ended December 31, 2016, which was reflected in the other expenses, net line on our consolidated statements of income.
Gain on Real Estate Dispositions
This item represents the gains on the sales of thirteen and twenty-two assets, respectively, during the three and six months ended June 30, 2017 and eight and fifteen assets, respectively, during the three and six months ended June 30, 2016. We also recognized a deferred gain of $8.0 million as of June 30, 2017 which is reflected in accounts payable and other liabilities.

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

The following table summarizes our FFO, normalized FFO and normalized FAD for each of the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income attributable to common stockholders	$121,973	$37,151	$186,882	$66,917
Adjustments:
Real estate depreciation and amortization	28,708	27,999	53,410	56,455
Real estate depreciation related to noncontrolling interests	(32)	(37)	(65)	(74)
Impairment on real estate investments and associated goodwill	—	29	—	5,528
Gain on real estate dispositions	(72,175)	(872)	(104,420)	(752)
FFO attributable to common stockholders	78,474	64,270	135,807	128,074

Adjustments:
Income tax expense	172	129	411	550
Transition services fee expense	—	602	—	1,204
Deal costs	8,280	866	8,477	2,026
Amortization of other intangibles	171	171	341	342
Loss on extinguishment of debt	386	345	386	1,102
Net gain on lease termination	(22,628)	—	(23,743)	—
Other items, net	(2,372)	(128)	(2,257)	(433)
Normalized FFO attributable to common stockholders	62,483	66,255	119,422	132,865

Items included in Normalized FFO:
Amortization of above and below market and lease intangibles, net	(1,338)	(1,950)	(3,060)	(3,982)
Amortization of deferred financing fees	1,024	1,244	2,081	2,527
Accretion of direct financing lease	(416)	(372)	(816)	(733)
Other amortization	(27)	(25)	(53)	(52)
Straight-lining of rental income, net	(410)	(21)	(408)	(41)
Other adjustments:
Capital expenditures	(2,783)	(672)	(3,733)	(2,699)
Stock-based compensation	1,830	1,567	3,614	3,247
Deal costs	(8,280)	(866)	(8,477)	(1,730)
Acquisition costs	(1,465)	—	(3,791)	—
Other items, net	2,355	—	2,292	—
Normalized FAD attributable to common stockholders	$52,973	$65,160	$107,071	$129,402

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$121,981	$37,140	$186,899	$66,923
Adjustments for investments and dispositions during the period	(413)	(806)	1,255	(2,256)
Adjusted net income	121,568	36,334	188,154	64,667

Add back:
Interest	16,783	10,872	31,968	20,939
Income tax expense	172	129	411	550
Depreciation and amortization	28,917	28,189	53,813	56,830
Impairment on real estate investments and associated goodwill	—	29	—	5,528
Stock-based compensation	1,830	1,567	3,614	3,247
Deal costs	8,280	866	8,477	2,026
Loss on extinguishment of debt	386	345	386	1,102
Gain on real estate dispositions	(72,175)	(872)	(104,420)	(752)
Net gain on lease termination	(22,628)	—	(23,743)	—
Other items, net	943	(128)	3,806	(433)
Transition services fee expense	—	602	—	1,204
Adjusted EBITDA	$84,076	$77,933	$162,466	$154,908

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$121,981	$37,140	$186,899	$66,923
Adjustments:
Real estate services fee income	(1,458)	(1,478)	(2,683)	(3,183)
Interest and other income	(250)	(413)	(573)	(718)
Interest	16,783	10,872	31,968	20,939
Depreciation and amortization	28,917	28,189	53,813	56,830
Impairment on real estate investments and associated goodwill	—	29	—	5,528
General, administrative and professional fees	8,602	8,839	17,330	16,840
Deal costs	8,280	866	8,477	2,026
Loss on extinguishment of debt	386	345	386	1,102
Other expenses, net	(1,513)	125	(600)	219
Income tax expense	172	129	411	550
Net gain on lease termination	(22,628)	—	(23,743)	—
Gain on real estate dispositions	(72,175)	(872)	(104,420)	(752)
NOI	$87,097	$83,771	$167,265	$166,304
Liquidity and Capital Resources
As of June 30, 2017 and December 31, 2016, we had a total of $12.1 million and $15.8 million, respectively, of unrestricted cash and $4.6 million and $0.0 million, respectively, of restricted cash. The restricted cash is property sale proceeds being held in a Code Section 1031 exchange escrow account with a qualified intermediary. We also have a $68.8 million receivable pertaining to sale proceeds held in an escrow account as of June 30, 2017, which is reflected in other assets, net on our consolidated balance sheet.
During the six months ended June 30, 2017, our principal sources of liquidity were cash flows from operations, cash on hand, restricted cash held in a Code Section 1031 exchange escrow account, borrowings under our revolving credit facility, and dispositions of assets.
For the next twelve months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements (estimated interest expense of $63.4 million); (iii) fund acquisitions, investments and commitments, including redevelopment activities; and (iv) make distributions to our stockholders, as required for us to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations, borrowings under our revolving credit facility, dispositions of assets, and issuances of debt and equity securities. However, an inability to access liquidity through one or any combination of these capital sources concurrently could have an adverse effect on us.

Cash Flows
The following table sets forth our sources and uses of cash flows for the periods presented:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2017	2016	$	%
	(Dollars in thousands)
Cash at beginning of period	$15,813	$16,995	$(1,182)	(7.0)%
Net cash provided by operating activities	104,665	120,821	(16,156)	(13.4)
Net cash (used in) provided by investing activities	(304,892)	52,047	(356,939)	(685.8)
Net cash provided by (used in) financing activities	196,508	(176,949)	373,457	211.1
Cash at end of period	$12,094	$12,914	$(820)	(6.3)

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased in 2017 over the prior year primarily due to increased interest expense as a result of our debt refinancing and increased deal costs, which primarily includes merger-related costs and a lease termination fee.
Cash Flows from Investing Activities
Cash used in investing activities in 2017 was primarily the result of our acquisition of the SHS portfolio. Cash provided by investing activities in 2016 was attributable to net proceeds from property dispositions offset by reinvestment in property development projects.
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2017 resulted from borrowing under the revolving credit facility in connection with the SHS acquisition and the timing of the fourth quarter 2016 cash distribution to common stockholders, which was declared in December 2016 and paid in January 2017. During the six months ended June 30, 2017 and 2016, cash distributions to common stockholders were $143.7 million and $95.7 million, respectively. Cash used in financing activities during the six months ended June 30, 2016 resulted from a net repayment under the revolving credit facility, as well as the quarterly cash distributions.
Unsecured Revolving Credit Facility and Term Loans
As of June 30, 2017, we had $402.0 million of borrowings outstanding under our unsecured revolving credit facility (the “Revolver”), $474 million of borrowings under our $800 million unsecured term loan due 2020, and $198.0 million of unused borrowing capacity available under the Revolver. The Revolver matures in August 2019, but may be extended, at Care Capital LP’s option subject to compliance with the terms of the credit agreement and payment of a customary fee, for two additional six-month periods. The credit agreement also includes an accordion feature that permits Care Capital LP to increase the aggregate borrowing capacity under the Revolver and term loan facility to $2.5 billion.
In January 2016, Care Capital LP, as borrower, and CCP and Care Capital Properties GP, LLC (“Care Capital GP”), as guarantors, entered into a Term Loan and Guaranty Agreement with a syndicate of banks that provides for a $200 million unsecured term loan due 2023 at an interest rate of LIBOR plus an applicable margin based on Care Capital LP’s unsecured long-term debt ratings, which was 1.80% at June 30, 2017.
Also in January 2016, we entered into various agreements to swap $400 million principal amount of the $800 million term loan from LIBOR plus 1.50% into an all-in fixed interest rate of 2.73% and to swap the full principal amount of the $200 million term loan from LIBOR plus 1.80% into an all-in fixed interest rate of 3.25%. The swap agreements have original terms of 4.6 years and seven years.
Senior Notes
In July 2016, Care Capital LP issued and sold $500 million aggregate principal amount of 5.125% Senior Notes due 2026 (the “Notes due 2026”) to qualified institutional buyers pursuant to Rule 144A and to certain persons outside of the

United States pursuant to Regulation S, each under the Securities Act, for total proceeds of $500 million before the initial purchasers’ discount and expenses. The Notes due 2026 are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by CCP and Care Capital GP. Care Capital LP may, at its option, redeem the Notes due 2026 at any time in whole or from time to time in part at a redemption price equal to 100% of their principal amount, together with accrued and unpaid interest thereon, if any, to (but excluding) the date of redemption, plus, if redeemed prior to May 15, 2026, a make-whole premium. In February 2017, we completed an offer to exchange the Notes due 2026 with a new series of notes that are registered under the Securities Act , and are otherwise substantially identical to the original Notes due 2026, except that certain transfer restrictions, registration rights and liquidated damages do not apply to the new notes. We did not receive any additional proceeds in connection with the exchange offer.
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
Secured Term Loan
In July 2016, certain wholly owned subsidiaries of Care Capital LP, as borrowers (the “Borrowers”), entered into a Loan Agreement with a syndicate of banks identified therein providing for a $135 million term loan due 2019 that bears interest at a fluctuating rate per annum equal to LIBOR for a one-month interest period plus 1.80%. During the six months ended June 30, 2017, we repaid $36.5 million principal amount of the term loan. The term loan is currently secured by first lien mortgages and assignments of leases and rents on ten facilities owned by the Borrowers. The payment and performance of the Borrowers’ obligations under the term loan are guaranteed by CCP and Care Capital LP.
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
In December 2016, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $250 million of our common stock. During the six months ended June 30, 2017, we did not issue or sell any shares of common stock under the ATM program.

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

On June 30, 2017, we paid a cash dividend in the amount of $0.57 per share to the holders of record of our common stock as of June 9, 2017.
Pursuant to our merger agreement with Sabra, on August 2, 2017, our Board of Directors declared a prorated third quarter 2017 dividend on our common stock, conditioned upon the completion of the merger.  The dividend will be payable in cash to stockholders of record at the close of business on the last business day prior to the date on which the merger becomes effective (the “Effective Time”).  The per share dividend amount payable by us will be equal to our most recent quarterly dividend rate ($0.57), multiplied by the number of days elapsed since our last dividend payment date (June 30, 2017) through and including the day immediately prior to the day on which the Effective Time occurs, divided by the actual number of days in the calendar quarter in which such dividend is declared (92). If the merger does not close, the prorated dividend will not be paid.
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
On May 4, 2017, the U.S. House of Representatives passed the American Health Care Act of 2017 (“AHCA”) in an effort to repeal and replace the Patient Protection and Affordable Care Act (together with its reconciliation measure, the Health Care and Education Reconciliation Act of 2010, the “Affordable Care Act”). We cannot predict whether, when or to what extent the AHCA will be approved by the Senate and ultimately signed into law, or how it would impact our SNF operators.

On July 31, 2017, CMS issued its final rule updating Medicare payments to SNFs under the prospective payment system (PPS) for federal fiscal year 2018 (October 1, 2017 through September 30, 2018). Under the final rule, which did not change from the proposed rule, SNF PPS rates for fiscal year 2018 would increase by 1.0%, which is the most allowed by statute under the Medicare Access and CHIP Reauthorization Act of 2015. CMS estimates that net payments to SNFs as a result of the final rule would increase by approximately $370 million in fiscal year 2018. In addition, CMS implemented a new “value based purchasing program” for 2019, which will link Medicare Part A payments to SNF re-hospitalization rates, and made no updates to proposed refinements to the PPS for Medicare reimbursement that were submitted for review and comment that will be implemented in fiscal year 2020. We are currently analyzing the potential impact of this rule on our SNF operators.

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

Our three largest operators in aggregate accounted for approximately 41.1% of our total revenues (excluding net gain on lease termination) for the six months ended June 30, 2017. The failure or inability of any of these tenants to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof could have a material adverse effect on our business, financial condition, results of operations and liquidity. We cannot predict whether these tenants, and/or their respective subsidiaries or affiliates, will be able to effectively conduct their operations, operate our properties profitably or maintain and improve our properties, or that they they will have sufficient assets, equity, income, access to financing and/or insurance coverage to enable them to satisfy their respective lease and other obligations to us. We also cannot predict whether these tenants, and in particular our three largest operators, will elect to renew their leases with us upon expiration of their terms or whether we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic and other terms, if at all.

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

Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic and other terms, if at all. Although our lease terms are staggered, the non-renewal of some or all of our triple-net leases in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to qualify as a REIT. During the six months ended June 30, 2017, we re-leased eleven properties whose leases had expired and were not renewed by the existing tenant and transitioned eighteen additional properties to replacement operators. None of these re-leasings or transitions, individually or in the aggregate, had a material impact on our financial condition or results of operations for the period.
Market Risk
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.
As of June 30, 2017 and December 31, 2016, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $79.9 million and $61.0 million, respectively. See “Note 6—Loans Receivable, Net” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our consolidated financial statements included herein have been prepared in accordance with GAAP set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that our critical accounting policies affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recently Issued or Adopted Relevant Accounting Standards
See “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information concerning recently issued accounting standards updates.
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
As of June 30, 2017 and December 31, 2016, the fair value of our loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $79.9 million and $61.0 million, respectively.
We are exposed to market risk related to changes in interest rates with respect to borrowings under floating rate obligations. These market risks result primarily from changes in LIBOR rates or prime rates. We have entered into interest rate swaps with a notional amount of $600 million to mitigate a portion of this risk.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2017.
Internal Control over Financial Reporting
During the second quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 15—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in any legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 1A.  RISK FACTORS
Risk Factors Related to the Proposed Merger with Sabra Health Care REIT, Inc.
The announcement and pendency of the proposed merger (the “Merger”) with Sabra Health Care REIT, Inc. (“Sabra”) may adversely affect our business, financial condition and results of operations.
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

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition, results of operations and reputation.
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
Date: August 2, 2017

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